Form 10QSB
period 2006-11-30
SEA 2 SKY CORP
filed 2007-03-07
CIK 1381341

As filed with the Securities and Exchange Commission on March 4, 2007

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]                         QUARTERLY REPORT PURSUANT TO SECTION 13
                        OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2006

                                       OR

[_]                    TRANSITION REPORT PURSUANT TO SECTION 13
                    OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-138989

                              SEA 2 SKY CORPORATION
             (Exact name of registrant as specified in its charter)

            Nevada                                          98-0479847
----------------------------------                 -----------------------------
State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                           Identification No.)

            RPO 75156, White Rock, British Columbia, Canada, V4B 5L4
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (604) 313-5410

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes [_]       No [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

Number of shares outstanding of the registrant's class of common stock as of February 28, 2007: 3,500,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil revenue for the quarter ended November 30, 2006.

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS






                              SEA 2 SKY CORPORATION

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                November 30, 2006

                                   (Unaudited)

                                                                   Page

   Financial Statements:

            Balance Sheets                                              F-2

            Statements of Operations                                    F-3

            Statements of Cash Flows                                    F-4

            Statement of Stockholders' Equity                           F-5

            Notes to Financial Statements                            F-6 to F-9


                                      SEA 2 SKY CORPORATION
                                  (A Development Stage Company)

                                         BALANCE SHEETS

                                                                              November 30, 2006
                                                                                 (unaudited)         August 31, 2006
                                                                                                     (See Note 1)
 ASSETS

 Current
    Cash                                                                    $      24,825       $       33,441

                                                                           -----------------------------------------
    Total Current Assets                                                           24,825               33,441

    Deferred offering costs                                                         7,500                    -
                                                                           -----------------------------------------

 Total Assets                                                               $      32,325       $       33,441
                                                                           =========================================
 LIABILITIES

 Current
     Accounts payable                                                       $       3,800       $            -
    Accrued liabilities                                                             1,540                3,000
                                                                           -----------------------------------------

    Total Current Liabilities                                                       5,340                3,000
                                                                           -----------------------------------------
 STOCKHOLDERS' EQUITY

 Capital Stock
     Authorized:
         75,000,000 common shares, par value $0.001 per share
     Issued and outstanding:
          3,500,000 common shares                                                   3,500                3,500

     Additional paid-in capital                                                    31,500               31,500

 Deficit Accumulated During the Development Stage                                  (8,015)              (4,559)
                                                                           -----------------------------------------
    Total Stockholders' Equity                                                     26,985               30,441
                                                                           -----------------------------------------
      Total Liabilities and Stockholders' Equity                            $      32,325       $       33,441
                                                                           =========================================

                The accompanying notes are an integral part of these statements.
                                               F-5


                                      SEA 2 SKY CORPORATION
                                  (A Development Stage Company)


                                    STATEMENTS OF OPERATIONS

                 PERIOD FROM INCEPTION, NOVEMBER 16, 2005, TO NOVEMBER 30, 2006
                                           (Unaudited)




                                                                                                     Cumulative amounts
                                                                        Period from Date of             from Date of
                                            Three month period           Incorporation on             Incorporation on
                                            ended November 30,          November 16 2005 to          November 16 2005 to
                                                   2006                  November 30, 2005            November 30, 2006
                                      -----------------------------------------------------------------------------------------
Revenue                               $                   -       $                  -         $                     -
                                      -----------------------------------------------------------------------------------------


Expenses
     Office and administration                          376                          -                              657
     Organizational costs                                 -                          -                            1,153
     Professional fees                                3,080                        665                            6,205
                                      -----------------------------------------------------------------------------------------

                                                      3,456                        665                            8,015
                                      -----------------------------------------------------------------------------------------


Net Loss For The Period               $              (3,456)                      (665)                          (8,015)
                                      =========================================================================================

Basic And Diluted Loss Per Share      $                 Nil                      Nil                              Nil
                                      =========================================================================================

Weighted Average Number Of Shares                 3,500,000                  1,766,662                        3,431,579
Outstanding
                                      =========================================================================================




        The accompanying notes are an integral part of these statements.
                                      F-3


                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                            STATEMENTS OF CASH FLOWS

         PERIOD FROM INCEPTION, NOVEMBER 16, 2005, TO NOVEMBER 30, 2006
                                   (Unaudited)


                                                    Three month          Period from Date of        Cumulative amounts from
                                                   period ended         Inception on November       Date of Inception on
                                                   November 30,          16 2005 to November        November 16, 2005 to
                                                       2006                    30, 2005             November 30, 2006
--------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net loss for the period                  $           (3,456)                 (665)                           (8,015)

Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities
       Deferred offering costs                            (7,500)                    -                            (7,500)
     Accounts payable and accrued
     liabilities                                           2,340                   665                             5,340
                                              ----------------------------------------------------------------------------------
     Net Cash (Used in) Operating Activities
                                                          (8,616)                    -                           (10,175)
                                              ----------------------------------------------------------------------------------

Cash Flows from Investing Activity
     Additions to intangibles                                  -                     -                                 -
                                              ----------------------------------------------------------------------------------
     Net Cash (Used in) Investing Activities
                                                               -                     -                                 -
                                              ----------------------------------------------------------------------------------

Cash Flows From Financing Activity
    Issuance of common shares                                  -                35,000                            35,000
                                              ----------------------------------------------------------------------------------
    Net Cash Provided by Financing
                                              ----------------------------------------------------------------------------------

Increase (Decrease) in Cash During the
Period                                                    (8,616)               35,000                            24,825

Cash, Beginning Of Period                                 33,441                     -                                 -
                                              ----------------------------------------------------------------------------------

Cash, End Of Period                           $           24,825                35,000                            24,825
                                              ==================================================================================


Supplemental Disclosure Of Cash Flow
     Cash paid for:
         Interest                             $                -   $                 -          $                      -
         Income taxes                                          -                     -                                 -
                                              ==================================================================================

        The accompanying notes are an integral part of these statements.
                                      F-4



                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)


                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                                NOVEMBER 30, 2006
                                   (Unaudited)


                                                                                         DEFICIT ACCUMULATED
                                                        CAPITAL STOCK
                                        -------------------------------------------
                                                                        ADDITIONAL            DURING THE
                                                                          PAID-IN            DEVELOPMENT
                                           SHARES         AMOUNT          CAPITAL               STAGE               TOTAL
                                        ---------------------------------------------------------------------------------------
November 16, 2005 - Shares issued for
  cash at $0.01                             1,500,000  $     1,500   $        13,500    $             -         $      15,000
November 29, 2005 - Shares issued for

Net loss for the period ended August
31, 2006                                            -            -                 -             (4,559)               (4,559)
                                        ---------------------------------------------------------------------------------------

Balance, August 31, 2006                    3,500,000        3,500            31,500             (4,559)               30,441


Net loss for the period ended                       -            -                 -             (3,456)               (3,456)
                                        ---------------------------------------------------------------------------------------

Balance, November 30, 2006                  3,500,000  $     3,500   $        31,500    $        (8,015)        $      26,985
                                        =======================================================================================









        The accompanying notes are an integral part of these statements.
                                      F-5

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                NOVEMBER 30, 2006
                                   (Unaudited)


1.    BASIS OF PRESENTATION

      While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company's audited August 31, 2006 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company's August 31, 2006 audited financial statements.

      The information as of August 31, 2006 is taken from the audited financial statements of that date.


2.    NATURE AND CONTINUENCE OF OPERATIONS

     a)  Organization
         The Company was incorporated in the State of Nevada, United States of America, on November 16, 2005. The Company's year end is August 31st.

     b)  Development Stage Activities
         The Company is in the development stage and has not yet realized any revenues from its planned operations. Sea 2 Sky's business plan is to provide personal guided tours to tourists who travel to North America by way of British Columbia, Canada.

         Based upon the Company's business plan, it is a development stage enterprise. Accordingly, the Company presents its financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, the Company discloses the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.


3.   SIGNIFICANT ACCOUNTING POLICIES

         This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

         a)   Organizational and Start-up Costs
              Costs of start-up activities, including organizational costs, are expensed as incurred in accordance with SOP 98-5.

         b)   Income Taxes
              The Company has adopted the Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                NOVEMBER 30, 2006
                                   (Unaudited)

         c)   Basic and Diluted Loss per Share
              In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2006, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

         d)   Estimated Fair Value of Financial Instruments
              The carrying value of the Company's financial instruments, consisting of accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

         e)   Revenue Recognition
              The company has had no revenues to date. It is the Company's policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

         f)   Currency
              The  functional  currency  of the  Company  is the  United  States
              Dollar.

         g)   Use of Estimates
              The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

         h)   Cash and Cash Equivalents
              The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

          i)  Concentrations
              Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At November 30, 2006, the Company had $ 24,825 US Funds in deposit in a business bank account which is not insured by a Federal Government agency.

         j)   Recent Accounting Pronouncements
              There were various accounting standards and interpretations issued during 2006 and 2005, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

         k)   Other
              The Company consists of one reportable business segment.

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                NOVEMBER 30, 2006
                                   (Unaudited)


              The Company paid no dividends during the periods presented.


4.       BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations to date and has losses to date of approximately $8,000. These matters raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company acquired additional operating capital through equity offerings to the public to fund its business plan. There is no assurance that the equity offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

         The financial statements do not include any adjustments that might result from these uncertainties.


5.       COMMON STOCK

         The Company's authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

         On November 16, 2005, the Company issued 1,500,000 shares of common stock at a price of $0.01 for cash totalling $15,000.

         On November 29, 2005, the Company issued 2,000,000 shares of common stock at a price of $0.01 for cash totalling $20,000.


6.       INCOME TAXES

         The Company is subject to US federal income taxes. The Company has had no income, and therefore has paid no income tax.

         Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry-forwards. The net operating loss carry forwards expire in 2027. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry-forwards. Net operating loss carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                                    Estimated Tax                  Change in
                     Estimated NOL                  Benefit from     Valuation     Valuation      Net Tax
   Period Ending     Carry-forward   NOL Expires    NOL              Allowance     Allowance      Benefit
  August 31, 2006         4,559            2027            1,140         (1,140)       (1,140)         -
 November 30, 2006        8,015            2027           2,004                        (864)           -

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                NOVEMBER 30, 2006
                                   (Unaudited)

        Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

        Income tax benefit at statutory rate resulting from net operating
        loss carryforward                                               (25%)
        Deferred income tax valuation allowance                          25%
                                                                     -----------
        Actual tax rate                                                  0%
                                                                     ===========


7.    RELATED PARTY TRANSACTIONS

      The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.


8.   DEFERRED OFFERING COSTS

     As of November 30, 2006, the Company had incurred $7,500 related to a proposed public offering of its securities. The Company has carried these costs as deferred offering costs in its financial statements. If the offering is successful, these costs will be charged against the proceeds.


9.   SUBSEQUENT EVENTS

      The Company filed a Form SB-2 Registration Statement to offer the public up to 880,000 common shares at $0.10 per share. The Registration Statement was effective January 17, 2007.

Item 2.   Management's Plan of Operation

We incorporated as Sea 2 Sky Corporation on November 16th, 2005 in the State of Nevada. Our principal executive offices are located at RPO 75156, White Rock, British Columbia, Canada, V4B 5L4. Telephone number is (604) 313-5410. Our fiscal year end is August 31.

On January 17, 2007 our Registration Statement on Form SB-2 was declared effective, enabling a registration offering of a maximum of 880,000 common shares at a price of $0.10 per share. As of the date hereof, we have not accepted any subscriptions for these common shares. At present, our common shares are not posted for trading or listed on any exchange. All of our outstanding common shares are currently held by our officers and directors.

We are a development stage company. We currently have no revenue from operations. We are in a start-up phase with our existing assets and we have no significant assets, tangible or intangible. There can be no assurance that we will generate revenues in the future, or that we will be able to operate profitably in the future, if at all. We have incurred net losses in each fiscal year since inception of our operations. We have never declared bankruptcy, have never been in receivership, and never been involved in any legal action or proceedings. Since becoming incorporated, we have not made any significant purchase or sale of assets, nor have we been involved in any mergers, acquisitions or consolidations.

We intend to develop all inclusive travel packages that will provide professional, personalized service for the visitor who travels to British Columbia from Japan and other part of Asia. A key component of the personalized service is that the personal tour guide will be fluent in the language of the visitor.

We hope to create strategic partnerships with travel and special event companies that will result in reciprocal advertising on each other's web site or other cross promotional print advertising. Additionally, we may charge these travel companies for advertisement banners on our website. The partnerships that develop will enable us to grow our customer base and expand our business to increasing exposure to our website to the consumers that view these sponsors' web sites. We have currently secured a domain name, www.sea2skytours.com and intend to work with a web site developer to develop a functional and unique site that will keep users interested in our site. We understand the importance of having a web site that is pleasing to look at and easy to navigate.

Principal Products and Services

We intend to provide personal guided tours to tourists who travel to North America by way of British Columbia, Canada. We intend to develop all inclusive travel packages that will provide professional, individual and group services to visitors who arrive in Vancouver, BC. Visitors will choose from a handful of packages that will take them from Vancouver, BC to Victoria, Tofino, Whistler, Hope or other pre-determined destination in British Columbia. These tours will range from adrenaline-focused adventures to shopping sprees on Vancouver's Robson Street; or relaxing in tranquil getaways and capitalizing on the natural beauty that British Columbia has to offer.

Focusing initially on the Japanese market and secondarily on the Asian market, bilingual tour guides and other necessary staff will provide the required services for each visitor or group. Our professional staff will act as translators fluent in the language of the visitors. We will cater to the visitors 'every' need, providing chauffer services, booking dinner reservations, sight seeing and guiding tours, to ensure that clients have the most rewarding experience while on vacation.

Plan of Operations
------------------

We are a development stage company with no operations, no revenue, no financial backing and few assets. Even though we are inadvertently classified as a shell company as defined in Rule 12b-2, we believe that we are not a shell in that we are continuing to carry out our business plan. We anticipate that we will commence revenues by September 2007.

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; and our Form SB-2/A Registration Statement filed January 5, 2007.

We do not currently have the $88,000 that is needed to fully launch our business plan, to fully develop our web site, produce the print media and other promotional campaigns. There is also no source to supply the necessary funding if unsuccessful in raising the capital through this offering. We do not expect to realize any revenues during the first three months of operations, which will not commence until after the completion of this offering of securities.

In the event that we raise only a nominal amount of money from this offering - $22,000 or less - we will endeavor to proceed with a modified plan of operations, only incurring expenses deemed necessary for the short term success of the business. We would further development our website with any remaining funds after legal and accounting costs are paid. The day to day operations would be limited to the directors attempting to find an affiliate agency willing to offer our products to their client base.

Should we be able to raise the full offering of $88,000, we will be able to fully launch our business plan. We will begin upgrading our website. This process will begin the 2nd month after this registration becomes effective and is expected to take 2 to 4 months. The initial cost will be $5,000, with a maximum total cost of $13,000 to complete the website. This website will utilize artwork and a logo and will be made available in multiple languages. It will outline the services, products, fee structure, and ordering instructions. It will also include the mission statement, brief bios on the personal assistants, pictures of locations, and contact information.

While we have not secured relationships with the hotels and service providers, we have conducted a limited amount of research regarding availability and suitability. We intend to identify specific hotels and service providers as soon as the registration in which this prospectus is included becomes effective. We expect that our travel costs to begin our promotions to begin within three months after this registration becomes effective.

We will design a promotional campaign that will be effective in each market given the diversity of the individuals in each region. The first target will be the Japanese market. The website will be the main source of promotion and facilitation for visitors booking their vacations.

We will register and list the website address with widely used search engines and directories. When registering, we plans to use meta-tags and other descriptive words to increase the likelihood of people finding the site when using search engines for a vacation. As the business grows there will be an increase in advertising, stretching to radio, television and other forms of print mediums. We understand that awareness of the website is very important in attracting visitors to Canada and we will spend the monies needed to create this awareness.

With every search engine, individuals will come across multiple websites offering services, especially for the travel industry. Having mutual links on other websites will increase the exposure we will receive. This has the potential to draw a large number of visitors and purchasers to our website. Creating mutual links is an effective means of marketing and cross promoting, as mutual links on targeted sites will expose us to existing, qualified and interested consumers. These targeted sites have already done the web marketing and branding to draw traffic to their respective websites. The site visitors are likely to follow the link to the site and potentially purchase the services offered at the new destination, which is our website.

Some of the information on our website will be provided through links to other websites, and, therefore, are not proprietary to our company. Specifically, the reservation system and its content; a carefully planned combination of commercial tools, including the following: Air, Car, Cruise, Condo and Hotel Booking Engines will be fulfilled by a third party. We will outsource the fulfillment of the travel reservation to a company who has agreements with the providers of the services offered, along with a team of experienced travel professionals who will assist our customers. There is no cost to our company for maintaining these links. Visitors to our website may utilize services that are provided or fulfilled from outsource companies from the links in the reservation system. Additionally, we maintain the domain name www.sea2sky.net, to date this site is not operational and in the future will be developed or will be programmed to seamlessly forward visitors to www.sea2skytours.com.

We will do cross promotions with other travel agencies and like-minded businesses to increase the awareness of services. Cross promotions will include working with the cruise ships that dock at Vancouver's convention center as well as using other travel packages that bring visitors to Vancouver. We intend to work with other travel agencies who will be offered incentives to sell these all-inclusive travel packages.

We plan to participate in special interest mailing lists to gain visibility among targeted audiences as well as generate traffic for the website. Special interest mailing lists are not direct lists, but instead are similar to email newsletters or on-going dialogues dedicated to special interests. E-mail messages would be sent to specific targeted mailing lists. We also plan to participate in industry related newsgroups to gain visibility and develop relationships with targeted markets. This marketing plan will unfold over the nine months following this registration becoming effective with budgeted costs beginning at $6,000 and rising to $17,000 over the course of the year.

During the first stages of our growth, the officers and directors will provide all the labor required to operate the website, travel arrangements and bookings at no additional cost. Since we intend to operate with very limited administrative support, the officers and directors will continue to be responsible for at least the first year of operations.

Our marketing strategy is to offer all-inclusive travel packages that feature four destination locations in Canada. Whistler, Victoria, Tofino, and Hope will be the destinations. These packages will be initially marketed to the Japanese market, with the intent to expand into the South East Asian market: Tokyo, Seoul, Bangkok, Hong Kong, and Abu Dhabi. These cities will have affiliate travel agencies in them working with us to market products and services. Other cities will have promotions such as print and direct mail but will not have affiliate travel agencies. Cross promotions with other agencies will be how we will primarily market in other cities throughout the world.

If we are unable to raise funding through this offering or from other sources the business will not be able to survive for more than a few months. In that event, it will be critical that we begin to realize sales revenues as quickly as possible.

Off-Balance Sheet Arrangements

Sea 2 Sky currently does not have any off-balance sheet arrangements.

Expenditures

There is no assurance that we will raise the full $88,000 as anticipated. The following is the break down of how management intends to use the proceeds if only 25 percent, 50 percent, or 75 percent of the total offering amount is raised:

================================================================================
 Expenditure Item                             25%        50%       75%      100%
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Legal Counsel and Auditor                   8,000      8,000     8,000     8,000
--------------------------------------------------------------------------------
Marketing and Promotion                     5,000     14,000    15,000    20,000
--------------------------------------------------------------------------------
Website Development                         3,000      7,000    10,000    13,000
--------------------------------------------------------------------------------
Travel and Hospitality                        500      3,000    12,000    15,000
--------------------------------------------------------------------------------
Computer Network, Hosting and Telecom       3,000      4,000     7,000     8,000
--------------------------------------------------------------------------------
Bookkeeping, Office and Administration      1,000      6,000     9,000    12,000
--------------------------------------------------------------------------------
Office Furniture, Supplies and Equipment    1,000      1,000     4,000    11,000
--------------------------------------------------------------------------------
Miscellaneous Administrations Expenses        500      1,000     1,000     1,000
--------------------------------------------------------------------------------
Total                                     $22,000    $44,000   $66,000   $88,000
                                          -------    -------   -------   -------
================================================================================

         If only 25% of the offering is sold, we will continue with development plans. Much of the office expenses will be placed on hold. Our directors and officers will participate in all functions to generate sales and revenue from the business. Website development and marketing will be the major areas of focus. We will use the office furniture of the directors and only basic software systems will be purchased until sufficient capital becomes available. The directors will take responsibility for monthly bookkeeping and quarterly in-house interim financial statements for the accountant's review. We anticipate that the $22,000 along with the expectation of limited revenue from modest sales will be sufficient to sustain operations during the short-term. However, there would be insufficient funds available for furtherance of the plan of operations.

         If less than $22,000 were made available, we would severely restrict our purchases, only incurring expenses deemed necessary for the short term success of the business. After legal and accounting costs are covered, any remaining funds would be used for further development of the website.

         In the event that only 50% of the offering amount is raised, we will be able to further the plan of operation; however, the Company's activities will be severely restricted. We would need to restrict purchases to a limited budget, only purchasing and incurring expenses deemed necessary. Travel will be minimized as we would place greater importance on the website development and marketing. We will restrict office furniture purchase and heavily rely on the directors and officers to fulfill the functions of the business. Without the ability to aggressively pursue the plan of operations, it is likely that we will take much longer to build a profitable business.

         If 75% of the total offering amount is raised, there will be sufficient funds to pay a significant portion of all budgeted expenditure items. Office & administration, as well as furniture & equipment purchase will be two areas of spending heavily restricted.

The expenditure items in the above chart are defined as follows:

         Legal Counsel and Auditor: This expenditure item refers to the normal legal and auditing costs associated with fulfilling the reporting and auditing obligations of a publicly traded company. It will also cover the cost of preparation of appropriate agreements and documents. We expect to make these expenditures throughout the year, commencing upon the effective date of this registration statement.

         Marketing and Promotions: This expenditure refers to the cost of a marketing program and the provision of product information to our customers and travel agencies who will join our affiliate program. This will include direct marketing though local newspaper advertising directed to specific geographic locations and demographic groups, as well as magazine advertising and cross-promotions with other travel agencies. We expect to be incurring these costs beginning the third month of operations after the effective date of the registration statement of which this prospectus is a part, and continuing throughout the remainder of the year.

         Website Development: This expense is the cost associated with further development of our website. Since the website will be used as a primary means to promote and provide our tour packages, it will be given the most amount of attention following the public offering of which this prospectus is a part. Work on our preliminary interim website will begin soon. Eventually, the website will function in multiple languages (Japanese, Mandarin, Cantonese, and Taiwanese) in relationship with the cities where we are able to establish an affiliate. Clients will be able to order their complete tour package or dialogue with a consultant by email to determine the best package for them. Budgeted funds as shown in the table will begin this process and secure development for the first 12 months of operations commencing upon funds being available from this offering.

         Travel and Hospitality: This expenditure is for traveling to and corresponding with agents who will represent our interests in the overseas markets. Also, this expenditure will help to gain a thorough understanding of the market and how to market efficiently to the very specific demographic of the Japanese and South East Asian market. In conjunction with marketing these travels will subsequently allow for cross-promotional ideas with the accepted partners and affiliates. The goal is to have travel agency affiliates in 5 major cities; Tokyo, Seoul, Hong Kong, Bangkok, and Dubai who are all willing to promote reciprocal business with us. We will develop a network via the web where all affiliates can log on and check availability and prices for their clients.

         Computer Network, Hosting and Telecom: This expenditure refers to the mandatory costs associated with having a web-based business. Costs have been kept to a minimum to allow for greater marketing and promotions. These costs, however, will cover hosting the website for one year, telephone service for a year, and internet service for one year as well as assisting in customer service, regulatory maintenance and updating. This expenditure will pay for multiple computers users, assisting in customer service, regulatory maintenances, and updating. It will also allow for a seamless flow of information of one computer to the others creating a much more efficient working environment. We expect this expense to begin within six months after the closing of this offering and continue through the balance of the year.

         Bookkeeping, Office and Administration: This expense is to cover the cost of bookkeeping and other office and administrative costs. It will include office supplies.

         Office Furniture and Equipment: This expenditure refers to items such as desks, chairs, computer hardware and software, multiple work center, telephone system, filing cabinets, and other similar office requirements. We expect to me making these expenditures throughout the year, commencing during the 2nd quarter after the effective date of the registration statement.

         Miscellaneous Administration Expenses: This expense refers to any miscellaneous costs that have not been otherwise listed - such as bank service charges and sundry items.

The entire sum of monies we raise from this offering will be used to finance our plan of operations. None of the offering expenses are to be paid out of the proceeds of this offering. One of the purposes of the offering is to create an equity market, which allows us to more easily raise capital, since a publicly traded company has more flexibility in its financing offerings than one that does not.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

There has been no change in our internal control over financial reporting during the current quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.


Item 2.           Changes in Securities and Use of Proceeds

On January 17, 2007 our Registration Statement on Form SB-2, commission file number 333-138989, became effective, enabling us to offer up to 880,000 shares of common stock of our company at a price of $0.10 per share. As of the date hereof, we have not accepted any subscriptions.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.


Item 4.  Submission of Matters to a Vote of Security Holders

None.


Item 5.  Other Information

None.

Item  6.          Exhibits
(a) Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein or incorporated by reference.

     Exhibit
     Number          Description
     -------         -----------

     3.1 Articles of Incorporation*
     3.2 By-laws*
     31.1 CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
     31.2 CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
     32.1 CERTIFICATION PURSUANT TO 18 U.S.C. ss.1350, SECTION 906
     32.2 CERTIFICATION PURSUANT TO 18 U.S.C. ss. 1350, SECTION 906

* Incorporated by reference to our SB2 Registration Statement, file number 333-138989, filed on November 29, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 4th day of March, 2007.


                              SEA 2 SKY CORPORATION


Date: March 6, 2007        By: /s/ Irene Getty
                                   ---------------

                           Name: Irene Getty
                           Title: President/CEO, principal executive officer



Date: March 6, 2007        By: /s/ Sandra Rose
                                   ---------------

                           Name: Sandra Rose
                           Title: Chief Financial Officer, principal financial
                                  officer and principal accounting officer