Form 10QSB
period 2007-02-28
SEA 2 SKY CORP
filed 2007-04-24
CIK 1381341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2007

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13
     OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-138989

                              SEA 2 SKY CORPORATION
             (Exact name of registrant as specified in its charter)

            Nevada                                        98-0479847
----------------------------------               ------------------------------
State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                         Identification No.)

            RPO 75156, White Rock, British Columbia, Canada, V4B 5L4
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (604) 313-5410

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No _X__

Number of shares outstanding of the registrant's class of common stock as of April 16, 2007: 3,500,000

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recorded $nil revenue for the quarter ended February 28, 2007.

                         PART I - FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS






                              SEA 2 SKY CORPORATION

                          (A Development Stage Company)

                              FINANCIAL STATEMENTS

                                February 28, 2007

                                   (Unaudited)

                                                                     Page

Financial Statements:

         Balance Sheets                                               F-2

         Interim Statements of Operations                          F-3 to F4

         Interim Statements of Cash Flows                             F-5

         Interim Statement of Stockholders' Equity                    F-6

         Notes to Interim Financial Statements                    F-7 to F-10


                                      SEA 2 SKY CORPORATION
                                  (A Development Stage Company)

                                         BALANCE SHEETS


                                                                            February 28, 2007
                                                                               (unaudited)          August 31, 2006
                                                                                                     (See Note 1)

 ASSETS

 Current
    Cash                                                                    $      10,979      $       33,441

                                                                           ------------------------------------------

    Total Current Assets                                                           10,979              33,441

    Deferred offering costs                                                        15,000                   -
                                                                           ------------------------------------------

 Total Assets                                                               $      25,979      $       33,441
                                                                           ==========================================

 LIABILITIES

 Current
    Accrued liabilities                                                     $       2,300      $        3,000
                                                                           ------------------------------------------

    Total Current Liabilities                                                       2,300               3,000
                                                                           ------------------------------------------

 STOCKHOLDERS' EQUITY

 Capital Stock
     Authorized:
         75,000,000 common shares, par value $0.001 per share
     Issued and outstanding:
          3,500,000 common shares                                                   3,500               3,500

     Additional paid-in capital                                                    31,500              31,500

 Deficit Accumulated During the Development Stage                                 (11,321)             (4,559)
                                                                           ------------------------------------------

    Total Stockholders' Equity                                                     23,679              30,441
                                                                           ------------------------------------------

      Total Liabilities and Stockholders' Equity                            $      25,979      $       33,441
                                                                           ==========================================

        The accompanying notes are an integral part of these statements.
                                      F-2



                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                        INTERIM STATEMENTS OF Operations

                                   (Unaudited)





                                                  Three-month               Three-month period
                                                 period ending                    ending
                                               February 28, 2007            February 28, 2006
------------------------------------------------------------------------------------------------
     Revenue                                  $           -              $              -
                                              --------------------------------------------------

     Expenses
     Office and administration                           257                           243
     Organizational costs                                 -                            488
     Professional fees                                  3,050                           -
                                              --------------------------------------------------
                                                        3,307                          731
                                              --------------------------------------------------

     Net Loss from Operations                          (3,307)                        (731)
                                              --------------------------------------------------

     Other Income
     Interest income                                      -                             -
                                              --------------------------------------------------

      Net Loss for the Period                 $        (3,307)           $            (731)
==============================================================================================


      Basic and Diluted Loss per Share        $          Nil             $             nil
==============================================================================================


      Weighted Average Number of Shares               3,500,000                     3,500,000
      Outstanding
==============================================================================================


        The accompanying notes are an integral part of these statements.
                                      F-3


                                      SEA 2 SKY CORPORATION
                                  (A Development Stage Company)


                                INTERIM STATEMENTS OF OPERATIONS

         For the Period from November 16, 2005 (Date of Inception) to February 28, 2007
                                           (Unaudited)




                                                                                                     Cumulative amounts
                                                                                                   from Date of Inception
                                             Six month period         Six month period ended       on November 16 2005 to
                                            ended February 28,           February 28, 2006            February 28, 2007
                                                   2007
                                      --------------------------------------------------------------------------------------
Revenue                               $                   -       $                  -         $                     -
                                      --------------------------------------------------------------------------------------



Expenses
     Office and administration                          632                        243                              913
     Organizational costs                                 -                      1,153                            1,153
     Professional fees                                6,130                          -                            9,255
                                      --------------------------------------------------------------------------------------

                                                      6,762                      1,396                           11,321
                                      --------------------------------------------------------------------------------------


Net Loss For The Period               $              (6,762)                    (1,396)                         (11,321)
                                      ======================================================================================


Basic And Diluted Loss Per Share      $                 Nil                      Nil                              Nil
                                      ======================================================================================


Weighted Average Number Of Shares                 3,500,000                  3,252,381                        3,444,681
Outstanding
                                      ======================================================================================


        The accompanying notes are an integral part of these statements.
                                      F-4



                                      SEA 2 SKY CORPORATION
                                  (A Development Stage Company)

                                INTERIM STATEMENTS OF CASH FLOWS

            For the Period November 16, 2005 (Date of Inception) to February 28, 2007
                                           (Unaudited)


                                                     Six month                                      Cumulative amounts from
                                                   period ended            Six month period         Date of Inception on
                                                   February 28,           ended February 28,        November 16, 2005 to
                                                       2007                      2006               February 28, 2007
-----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
     Net loss for the period                  $           (6,762)  $            (1,396)         $                (11,321)

Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities
     Deferred offering costs                             (15,000)                    -                           (15,000)
     Accounts payable and accrued
     liabilities                                            (700)                  665                             2,300
                                              -------------------------------------------------------------------------------
     Net Cash (Used in) Operating Activities
                                                         (22,462)                 (731)                          (24,021)
                                              --------------------------------------------------------------------------------

Cash Flows From Financing Activity
     Issuance of common shares                                 -                35,000                            35,000
                                              -------------------------------------------------------------------------------
     Net Cash Provided by Financing
     Activities                                                -                35,000                            35,000
                                              -------------------------------------------------------------------------------

Increase (Decrease) in Cash During the
Period                                                   (22,462)               34,269                            10,979

Cash, Beginning Of Period                                 33,441                     -                                 -
                                              -------------------------------------------------------------------------------

Cash, End Of Period                           $           10,979   $            34,269          $                 10,979
                                              ===============================================================================


Supplemental Disclosure Of Cash Flow
Information
     Cash paid for:
         Interest                             $                -   $                 -          $                      -
         Income taxes                         $                -   $                 -          $                      -
                                              ===============================================================================


        The accompanying notes are an integral part of these statements.
                                      F-5


                                      SEA 2 SKY CORPORATION
                                  (A Development Stage Company)


                            INTERIM STATEMENT IN STOCKHOLDERS' EQUITY

         For the Period from November 16, 2005 (Date of Inception) to February 28, 2007
                                           (Unaudited)


                                                                                         DEFICIT ACCUMULATED
                                                        CAPITAL STOCK
                                        -------------------------------------------
                                                                        ADDITIONAL            DURING THE
                                                                          PAID-IN            DEVELOPMENT
                                           SHARES         AMOUNT          CAPITAL               STAGE               TOTAL
                                        ------------------------------------------------------------------------------------------
November 16, 2005 - Shares issued for
  cash at $0.01                             1,500,000  $     1,500   $        13,500    $             -         $      15,000
November 29, 2005 - Shares issued for
cash at $0.01                               2,000,000        2,000            18,000                  -                20,000
Net loss for the period ended August
31, 2006                                            -            -                 -             (4,559)               (4,559)
                                        ------------------------------------------------------------------------------------------

Balance, August 31, 2006                    3,500,000        3,500            31,500             (4,559)               30,441


Net loss for the period ended
February 28, 2007                                   -            -                 -             (6,762)               (6,762)
                                        ------------------------------------------------------------------------------------------

Balance, February 28, 2007                  3,500,000  $     3,500   $        31,500    $       (11,321)        $      23,679
                                        ==========================================================================================









        The accompanying notes are an integral part of these statements.
                                      F-6

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 28, 2007
                                   (Unaudited)


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

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 28, 2007
                                   (Unaudited)

         c)   Basic and Diluted Loss per Share
              In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 28, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

          i)  Concentrations
              Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At February 28, 2007, the Company had $ 10,979 US Funds in deposit in a business bank account which is not insured by a Federal Government agency.

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

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 28, 2007
                                   (Unaudited)

              The Company paid no dividends during the periods presented.


4.       BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations to date and has losses to date of approximately $11,321. These matters raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company acquired additional operating capital through equity offerings to the public to fund its business plan. There is no assurance that the equity offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

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

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                                        Estimated Tax                  Change in
                         Estimated NOL                  Benefit from     Valuation     Valuation      Net Tax
       Period Ending     Carry-forward   NOL Expires    NOL              Allowance     Allowance      Benefit
      August 31, 2006         4,559            2027           1,140        (1,140)        (1,140)          -
     February 28, 2007        11,321           2028           2,830                       (1,690)          -

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                FEBRUARY 28, 2007
                                   (Unaudited)

         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

        Income tax benefit at statutory rate resulting
        from net operating  loss carryforward                    (25%)
        Deferred income tax valuation allowance                   25%
                                                           ------------------
        Actual tax rate                                           0%
                                                           ==================


7.       RELATED PARTY TRANSACTIONS

      The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

8.   DEFERRED OFFERING COSTS

     As of February 28, 2007, the Company had incurred $15,000 related to a proposed public offering of its securities. The Company has carried these costs as deferred offering costs in its financial statements. If the offering is successful, these costs will be charged against the proceeds.


9.   SUBSEQUENT EVENTS

      The Company filed a Form SB-2 Registration Statement to offer the public up to 880,000 common shares at $0.10 per share. The Registration Statement was effective January 17, 2007.

Item 2.   MANAGEMENT'S PLAN OF OPERATIONS

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

Plan of Operation

We are a development stage company with no operations, no revenue, no financial backing and few assets. We anticipate that we will commence revenues by September 2007.

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; our Form 10-QSB filed on March 7, 2007, and our Form SB-2/A Registration Statement filed January 5, 2007.

We do not currently have the $88,000 that is needed to fully launch our business plan, to fully develop our web site, produce the print media and other promotional campaigns. There is also no source to supply the necessary funding if unsuccessful in raising the capital through the offering. We do not expect to realize any revenues during the first three months of operations, which will not commence until after the completion of the offering of securities.

In the event that we raise only a nominal amount of money from the offering - $22,000 or less - we will endeavor to proceed with a modified plan of operations, only incurring expenses deemed necessary for the short term success of the business. We would further development our website with any remaining funds after legal and accounting costs are paid. The day to day operations would be limited to the directors attempting to find an affiliate agency willing to offer our products to their client base.

Should we be able to raise the full offering of $88,000, we will be able to fully launch our business plan. We will begin to develop our website. This process will begin the 2nd month after funds are in place and is expected to take 2 to 4 months. The initial cost will be $5,000, with a maximum total cost of $13,000 to complete the website. This website will utilize artwork and a logo and will be made available in multiple languages. It will outline the services, products, fee structure, and ordering instructions. It will also include brief bios on the personal assistants, pictures of locations, and contact information.

While we have not secured relationships with the hotels and service providers, we have conducted a limited amount of research regarding availability and suitability. We intend to identify specific hotels and service providers as soon as funds are available. We expect that our travel costs to begin our promotions to begin within three months after these funds have been generated.

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

If we are unable to raise funding through the offering or from other sources, the business will not be able to survive for more than a few months. In that event, it will be critical that we begin to realize sales revenues as quickly as possible.

Expenditures

There is no assurance that we will raise the full $88,000 as anticipated. The following is the break down of how management intends to use the proceeds if only 25 percent, 50 percent, or 75 percent of the total offering amount is raised:


================================================================================================
 Expenditure Item                                   25%          50%           75%         100%
------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------
Legal Counsel and Auditor                         8,000        8,000         8,000        8,000
------------------------------------------------------------------------------------------------
Marketing and Promotion                           5,000       14,000        15,000       20,000
------------------------------------------------------------------------------------------------
Website Development                               3,000        7,000        10,000       13,000
------------------------------------------------------------------------------------------------
Travel and Hospitality                              500        3,000        12,000       15,000
------------------------------------------------------------------------------------------------
Computer Network, Hosting and Telecom             3,000        4,000         7,000        8,000
------------------------------------------------------------------------------------------------
Bookkeeping, Office and Administration            1,000        6,000         9,000       12,000
------------------------------------------------------------------------------------------------
Office Furniture, Supplies and Equipment          1,000        1,000         4,000       11,000
------------------------------------------------------------------------------------------------
Miscellaneous Administrations Expenses              500        1,000         1,000        1,000
------------------------------------------------------------------------------------------------
Total                                           $22,000      $44,000       $66,000      $88,000
                                                -------      -------       -------      -------
================================================================================================

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

The entire sum of monies we raise from the offering will be used to finance our plan of operations. None of the offering expenses are to be paid out of the proceeds of this offering. One of the purposes of the offering is to create an equity market, which allows us to more easily raise capital, since a publicly traded company has more flexibility in its financing offerings than one that does not.

Management Discussion and Analysis

At February 28, 2007, we had working capital of $8,679, compared to working capital of $30,441 at November 30, 2006. At February 28, 2007 our total assets consisted of cash of $10,979 and deferred offering costs of $15,000. This compares with total assets at November 30, 2006 consisting of cash of $33,441.

At February 28, 2007, our total current liabilities decreased to $2,300 from $3,000 at November 30, 2006.

We have had $NIL revenue from inception. Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

Result of Operations

Our company posted losses of $3,307 for the quarter ended February 28, 2007 compared to $731 for the quarter ended February 28, 2006. From inception to February 28, 2007 we have incurred losses of $11,321. The principal components of losses were professional fees of $9,255, office and administration expenses of $913, and organizational costs of $1,153.

As of the date of this report, our net cash balance is approximately $8,358. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our normal operations for the next 2 months. To the extent that we require additional funds to support our operations or the expansion of our business after we raise funds from this offering, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if require, will be available to our company or on acceptable terms.

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


                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.           Changes in Securities and Use of Proceeds

There have not been any changes in our securities since filing our last Quarterly Report on Form 10-QSB to November 30, 2006, as file March 7, 2007.

On January 17, 2007 our Registration Statement on Form SB-2, commission file number 333-138989, became effective, enabling us to offer up to 880,000 shares of common stock of our company at a price of $0.10 per share. As of the date hereof, we have not accepted any subscriptions.

As of the date of this Quarterly Report on Form 10-QSB, there are 3,500,000 issued and outstanding shares of common stock of which 3,500,000 shares are held by our officers and directors.

Following is the use of proceeds for actual expenses incurred for our account from January 17, 2007 to February 28, 2007 in connection with the issuance and distribution of the securities:


              Expense                    Amount of direct or indirect        Amount of direct or indirect
                                       payments to directors, officers,         payments to others
                                            general partners, 10%
                                      shareholders or affiliates of the
                                                    Issuer
---------------------------------------------------------------------------------------------------------
Legal Counsel and Auditor                             0                                $10,500
---------------------------------------------------------------------------------------------------------
Bookkeeping, Office & Admin.                          0                                 1,051
---------------------------------------------------------------------------------------------------------
          Total                                      $0                                $11,551
---------------------------------------------------------------------------------------------------------

The costs of the offering described above were paid directly from existing working capital.

The proceeds from our offering are to be used to fund our operations as described in the SB-2 offering document incorporated for reference herein. See also Item 2 "Plan of Operation".

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

     * Incorporated by reference to our SB2 Registration Statement, file number 333-138989, filed on November 29, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 20th day of April, 2007.


                              SEA 2 SKY CORPORATION


Date: April 20, 2007                        By: /s/ Irene Getty
                                                ---------------

                                            Name: Irene Getty
                                            Title: President/CEO, principal
                                                   executive officer



Date: April 20, 2007                        By: /s/ Sandra Rose
                                                ---------------

                                            Name: Sandra Rose
                                            Title: Chief Financial Officer,
                                                   principal financial officer
                                                   and principal accounting
                                                   officer