Form 10QSB
period 2007-05-31
SEA 2 SKY CORP
filed 2007-08-08
CIK 1381341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2007

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-138989

                              SEA 2 SKY CORPORATION
             (Exact name of registrant as specified in its charter)

               Nevada                                      98-0479847
-------------------------------------             ------------------------------
   State or other jurisdiction of                       (I.R.S. Employer
   incorporation or organization                       Identification No.)

            RPO 75156, White Rock, British Columbia, Canada, V4B 5L4
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (604) 313-5410

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

Number of shares issued and outstanding of the registrant's class of common stock as of July 16, 2007: 4,380,000 shares of common stock

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company did not recognize any revenue for the quarter ended May 31, 2007.

Transitional Small Business Disclosure Format:  Yes [_]  No  [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS






                              SEA 2 SKY CORPORATION

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  May 31, 2007

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

            Interim Statements of Cash Flows                          F-5

            Interim Statement of Stockholders' Equity                 F-6

            Notes to Interim Financial Statements                 F-7 to F-10


                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                                                May 31, 2007          August 31, 2006
                                                                                 (unaudited)           (See Note 1)

ASSETS

Current
   Cash                                                                    $       95,823       $        33,441

                                                                          ------------------------------------------

   Total Current Assets                                                            95,823                33,441
                                                                          ------------------------------------------

Total Assets                                                               $       95,823       $        33,441

                                                                          ==========================================

LIABILITIES

Current
   Accrued liabilities                                                     $        1,750       $         3,000
                                                                          ------------------------------------------

   Total Current Liabilities                                                        1,750                 3,000
                                                                          ------------------------------------------

STOCKHOLDERS' EQUITY

Capital Stock
    Authorized:
        75,000,000 common shares, par value $0.001 per share
    Issued and outstanding:
         4,380,000 and 3,500,000 common shares as of May 31, 2007 and               4,380                 3,500
         August 31, 2006 respectively

     Additional paid-in capital                                                   102,833                31,500

     Accumulated comprehensive income                                               2,537                     -

Deficit Accumulated During the Development Stage                                  (15,677)               (4,559)
                                                                          ------------------------------------------

   Total Stockholders' Equity                                                      94,073                30,441
                                                                          ------------------------------------------

     Total Liabilities and Stockholders' Equity                            $       95,823       $        33,441

                                                                          ==========================================


                        The accompanying notes are an integral part of these statements.
                                                       F-2



                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                         INTERIM STATEMENT OF OPERATIONS

                                   (Unaudited)




                                                      Three-month               Three-month period
                                                     period ending                    ending
                                                     May 31, 2007                  May 31, 2006
---------------------------------------------------------------------------------------------------
     Revenue                                  $           -              $              -
                                              -----------------------------------------------------

     Expenses
     Office and administration                           592                           18
     Organizational costs                                 -                             -
     Professional fees                                  3,764                          125
                                              -----------------------------------------------------
                                                        4,356                          143
                                              -----------------------------------------------------

     Net Loss from Operations                          (4,356)                        (143)
                                              -----------------------------------------------------

     Other Income
     Interest income                                      -                             -
                                              -----------------------------------------------------

      Net Loss for the Period                 $        (4,356)           $            (143)
===================================================================================================


      Basic and Diluted Loss per Share        $          Nil             $             Nil
===================================================================================================


      Weighted Average Number of Shares               2,025,870                     3,500,000
      Outstanding
===================================================================================================

        The accompanying notes are an integral part of these statements.

                                      F-3



                                      SEA 2 SKY CORPORATION
                                  (A Development Stage Company)


                                INTERIM STATEMENTS OF OPERATIONS

            For the Period from November 16, 2005 (Date of Inception) to May 31, 2007
                                           (Unaudited)




                                                                                                     Cumulative amounts
                                                                                                   from Date of Inception
                                                                                                   on November 16 2005 to
                                             Nine month period           Nine month period              May 31, 2007
                                            ended May 31, 2007          ended May 31, 2006
                                      --------------------------------------------------------------------------------
Revenue                               $                   -       $                  -         $                     -
                                      --------------------------------------------------------------------------------


Expenses
     Office and administration                        1,224                        261                            1,505
     Organizational costs                                 -                      1,153                            1,153
     Professional fees                                9,894                        125                           13,019
                                      --------------------------------------------------------------------------------

                                                     11,118                      1,539                           15,677
                                      --------------------------------------------------------------------------------

Net Loss For The Period               $             (11,118)                    (1,539)                         (15,677)
                                      ================================================================================


Basic And Diluted Loss Per Share      $                 Nil                      Nil                              Nil
                                      ================================================================================


Weighted Average Number Of Shares                 3,503,223                  3,368,020                        3,455,302
Outstanding
                                      ================================================================================

                The accompanying nots are an integral part of these statements.

                                              F-4


                                              SEA 2 SKY CORPORATION
                                          (A Development Stage Company)

                                        INTERIM STATEMENTS OF CASH FLOWS

                      For the Period November 16, 2005 (Date of Inception) to May 31, 2007
                                                   (Unaudited)


                                                    Nine month                                      Cumulative amounts from
                                                   period ended           Nine month period         Date of Inception on
                                                   May 31, 2007           ended May 31, 2006        November 16, 2005 to May
                                                                                                    31, 2007
------------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
     Net loss for the period                  $          (11,118)  $            (1,539)         $                (15,677)

Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities
     Accounts payable and accrued
     liabilities                                          (1,250)                   50                             1,750
                                              --------------------------------------------------------------------------------
     Net Cash (Used in) Operating Activities
                                                         (12,368)               (1,489)                          (13,927)
                                              --------------------------------------------------------------------------------

Cash Flows From Financing Activity
     Issuance of common shares                            88,000                35,000                           123,000
     Deferred offering costs                             (15,787)                    -                           (15,787)
     Foreign currency translation adjustment
                                                           2,537                     -                             2,537
                                              --------------------------------------------------------------------------------
     Net Cash Provided by Financing
     Activities                                           74,750                358,000                          109,750
                                              --------------------------------------------------------------------------------

Increase (Decrease) in Cash During the
Period                                                    62,382                33,511                            95,823

Cash, Beginning Of Period                                 33,441                     -                                 -
                                              --------------------------------------------------------------------------------

Cash, End Of Period                           $           95,823   $            33,511          $                 95,823
                                              ================================================================================


Supplemental Disclosure Of Cash Flow
     Cash paid for:
         Interest                             $                -   $                 -          $                      -
         Income taxes                         $                -   $                 -          $                      -
                                              ================================================================================

                        The accompanying notes are an integral part of these statements.
                                                      F-5


                                      SEA 2 SKY CORPORATION
                                  (A Development Stage Company)

                            INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

            For the Period from November 16, 2005 (Date of Inception) to May 31, 2007
                                           (unaudited)



                                                                                    DEFICIT
                                               CAPITAL STOCK                      ACCUMULATED      ACCUMULATED
                               ---------------------------------------------
                                                                ADDITIONAL         DURING THE           COMPRE-
                                                                  PAID-IN         DEVELOPMENT           HENSIVE
                                  SHARES          AMOUNT          CAPITAL            STAGE           INCOME (LOSS)         TOTAL
                               -----------------------------------------------------------------------------------------------------

November 16, 2005 - Shares
  issued for cash at $0.01         1,500,000  $      1,500    $       13,500   $             -     $          -        $     15,000
November 29, 2005 - Shares
  issued for cash at $0.01         2,000,000         2,000            18,000                 -                -              20,000

Net loss for the period
ended August 31, 2006                      -             -                 -            (4,559)                              (4,559)
                               -----------------------------------------------------------------------------------------------------

Balance, August 31, 2006           3,500,000         3,500            31,500            (4,559)               -              30,441
                               -----------------------------------------------------------------------------------------------------

May 31, 2007 - Shares issued
for cash at $0.10, net of
deferred offering costs of           880,000           880            71,333                 -                -              72,213
$15,787

Foreign currency translation
adjustment                                 -             -                 -                 -               2,537            2,537

Net loss for the period
ended May 31, 2007                         -             -                 -           (11,118)                  -          (11,118)
                               -----------------------------------------------------------------------------------------------------

Balance, May 31, 2007              4,380,000  $      4,380    $      102,833   $       (15,677)    $         2,537     $     94,073
                               =====================================================================================================

                        The accompanying notes are an integral part of these statements.
                                                      F-6

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2007
                                   (Unaudited)


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

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2007
                                   (Unaudited)

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

         c)   Basic and Diluted Loss per Share
              In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

         f)   Foreign Currency Translations
              The Company's uses the Canadian dollar and the U.S. dollar as its functional currency. The Company's reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

              Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,
              ii) Non-monetary assets and liabilities, and equity at historical rates, and
              iii)Revenue and expense items at the average rate of exchange pre-vailing during the period.

              Gains and losses on re-measurement are included in determining net income for the period

              Translation of balances from the functional currency into the reporting currency is conducted as follows:

              Assets and liabilities at the rate of exchange in effect at the balance sheet date, ii) Equity at historical rates, and
              iii)Revenue and expense items at the average rate of exchange prevailing during the period.

              Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders' equity as a component of comprehensive income or loss.

         g)   Comprehensive Income (Loss)
              The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2007
                                   (Unaudited)

              comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

         h)   Use of Estimates
              The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

         i)   Cash and Cash Equivalents
              The Company considers all highly liquid debt instruments with an original maturity of three months or less to be cash equivalents.

          j)  Concentrations
              Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At May 31, 2007, the Company had $ 61,277 US Funds in deposit in a business bank account which is not insured and US equivalent of $34,546 in Canadian funds in a business bank account which are insured by a Federal Government agency.

         k)   Recent Accounting Pronouncements
              There were various accounting standards and interpretations issued during 2007 and 2006, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

         l)   Other
              The Company consists of one reportable business segment.

              The Company paid no dividends during the periods presented.


4.       BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations to date and has losses to date of approximately $15,677. These matters raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company acquired additional operating capital through equity offerings to the public to fund its business plan. There is no assurance that the equity offerings will be successful in raising sufficient funds to assure the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

         The financial statements do not include any adjustments that might result from these uncertainties.

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  MAY 31, 2007
                                   (Unaudited)

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

         On May 31, 2007 the Company issued 880,000 share of common stock at a price of $0.10 for cash totalling $88,000. The company incurred deferred offering costs of $15,787 related to this offering, resulting in net proceeds of $72,213.


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

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                                  Estimated Tax                  Change in
                   Estimated NOL                  Benefit from     Valuation     Valuation      Net Tax
 Period Ending     Carry-forward   NOL Expires    NOL              Allowance     Allowance      Benefit
August 31, 2006         4,559            2027           1,140        (1,140)        (1,140)          -
 May 31, 2007           15,677           2028           3,919        (3,919)        (2,779)          -

         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

        Income tax benefit at statutory rate resulting from net operating
        loss carryforward                                              (25%)
        Deferred income tax valuation allowance                         25%

                                                                     --------
        Actual tax rate                                                 0%
                                                                     ========

7.       RELATED PARTY TRANSACTIONS

      The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

8.   SUBSEQUENT EVENT

     On June 4, 2007, the Company loaned $35,000 to an entity as an investment. During July 2007, the loan was repaid with interest to the Company.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with our unaudited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results, or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic, and competitive, uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

The independent registered public accounting firm's report on the Company's financial statements as of August 31, 2006, include a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the unaudited quarterly financial statements.

Operations

We incorporated as Sea 2 Sky Corporation on November 16th, 2005 in the State of Nevada. Our principal executive offices are located at RPO 75156, White Rock, British Columbia, Canada, V4B 5L4. Telephone number is (604) 313-5410. Our fiscal year end is August 31.

We are in the process of developing all inclusive travel packages that will provide professional, personalized service for the visitor who travels to British Columbia from Japan and other part of Asia. A key component of the personalized service is that the personal tour guide will be fluent in the language of the visitor.

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

Plan of Operation

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB; our Form 10-QSB filed on April 20, 2007, our Form 10-QSB filed on March 7, 2007, and our Form SB-2/A Registration Statement filed January 5, 2007.

Prior to the public offering of stock, our principal activities consisted only of initial organizational activities and the issuance of common shares to our original affiliate shareholders. On January 17, 2007 our Registration Statement on Form SB-2, commission file number 333-138989, became effective, enabling us to offer up to 880,000 shares of common stock of our company at a price of $0.10 per share. On May 31, 2007, we accepted subscriptions for 880,000 shares from thirty-nine (39) investors, raising a total of $88,000, less offering costs of $15,787. At present, our common shares are not posted for trading or listed on any exchange. 3,500,000 of the 4,380,000 outstanding common shares are currently held by our officers and directors.

This offering placed approximately $88,000 into our treasury, allowing us to proceed with our Plan of Operation as set out in our prospectus, and in accordance with the budget set out for our corporate operations for the nine months commencing June 1, 2007.

We have begun the development of all-inclusive travel packages. We have no employees at the present time. We will continue to operate with very limited administrative support, and our current officers will continue to be responsible for all planning, developing and operational duties, without compensation, until at least August 2008. This will enable us to preserve capital during the early stages of company development.

Milestones

We have begun to develop our website. This process is expected to take four months. The initial cost will be $5,000, with a maximum total cost of $13,000 to complete the website. This website will utilize artwork and a logo and will be made available in multiple languages. It will outline the services, products, fee structure, and ordering instructions. It will also include brief bios on the personal assistants, pictures of locations, and contact information.

While we have not secured relationships with the hotels and service providers, we have conducted a limited amount of research regarding availability and suitability. We intend to identify specific hotels and service providers by the end of September.

We will immediately begin to design a promotional campaign that will be effective in each market given the diversity of the individuals in each region. The first target will be the Japanese market. The website will be the main source of promotion and facilitation for visitors booking their vacations.

Our marketing strategy involves cross promotions with other travel agencies and like-minded businesses to increase the awareness of services. We plan to participate in special interest mailing lists to gain visibility among targeted audiences as well as generate traffic for the website. We also plan to participate in industry related newsgroups to gain visibility and develop relationships with targeted markets. This marketing plan will unfold over the next nine months with budgeted costs beginning at $6,000 and rising to $20,000 over the course this period.

During the first stages of our growth, the officers and directors will provide all the labor required to operate the website, travel arrangements and bookings at no additional cost. Since we intend to operate with very limited administrative support, the officers and directors will continue to be responsible until at least August 2008.

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

Expenditures

The following table indicates our use of proceeds from the recently closed offering to be spent over the nine (9) months beginning June 1, 2007.

 Expenditure Item
------------------------------------------------------------------------------

------------------------------------------------------------------------------
Legal Counsel and Auditor                                                5,236
------------------------------------------------------------------------------
Marketing and Promotion                                                 20,000
------------------------------------------------------------------------------
Website Development                                                     13,000
------------------------------------------------------------------------------
Computer Network, Hosting and Telecom                                    8,000
------------------------------------------------------------------------------
Bookkeeping, Office and Administration                                   9,650
------------------------------------------------------------------------------
Office Furniture and Equipment                                          11,000
------------------------------------------------------------------------------
Miscellaneous Administrations Expenses                                     972
------------------------------------------------------------------------------
Total                                                                  $67,858
==============================================================================


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

         Computer Network, Hosting and Telecom: This expenditure refers to the mandatory costs associated with having a web-based business. Costs have been kept to a minimum to allow for greater marketing and promotions. These costs, however, will cover hosting the website, telephone service and internet service for the next nine months as well as assisting in customer service, regulatory maintenance and updating. This expenditure will pay for multiple computers users, assisting in customer service, regulatory maintenances, and updating. It will also allow for a seamless flow of information of one computer to the others creating a much more efficient working environment.

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

Management Discussion and Analysis

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

At May, 2007, we had working capital of $94,073, compared to working capital of $30,441 at August 31, 2006. At May 31, 2007, our total assets consisted of cash of $95,823. This compares with total assets at August 31, 2006 that consisted of cash of $33,441.

At May 31, 2007, our total current liabilities decreased to $1,750 from $3,000 at August 31, 2006.

We have had $NIL revenue from inception. Our short and long term survival is dependent on funding from sales of securities as necessary or from shareholder loans.

Results of Operations

Our company posted losses of $4,356 for the quarter ended May 31, 2007 compared to $143 for the quarter ended May 31, 2006. From inception to May 31, 2007 we have incurred losses of $15,677. The principal components of losses were professional fees of $13,019, office and administration expenses of $1,505, and organizational costs of $1,153.

As of the date of this report, our net cash balance is approximately $94,214. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our normal operations for the next nine months. To the extent that we require additional funds to support our operations or the expansion of our business after we raise funds from this offering, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if require, will be available to our company or on acceptable terms.

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

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.


Item 2.           Changes in Securities and Use of Proceeds

On January 17, 2007 our Registration Statement on Form SB-2, commission file number 333-138989, became effective, enabling us to offer up to 880,000 shares of common stock of our company at a price of $0.10 per share. May 31, 2007, we accepted subscriptions for 880,000 shares from thirty-nine (39) investors, raising a total of $88,000 less offering costs of $15,787 for net proceeds of $72,213. There were no underwriters for this offering. At present, our common shares are not posted for trading or listed on any exchange. 3,500,000 of the 4,380,000 outstanding common shares are currently held by our officers and directors.

Following is the use of proceeds for actual expenses incurred for our account from January 17, 2007 to May 31, 2007 in connection with the issuance and distribution of the securities:


--------------------------------------------------------------------------------------------------------
                  Expense                   Amount of direct or indirect         Amount of direct or
                                          payments to directors, officers,   indirect payments to others
                                               general partners, 10%
                                           shareholders or affiliates of
                                                    the Issuer
--------------------------------------------------------------------------------------------------------
Legal Counsel and Auditor                                $ 0                           $10,500
--------------------------------------------------------------------------------------------------------
Bookkeeping, Office & Administration                       0                             1,051
--------------------------------------------------------------------------------------------------------
Total                                                    $ 0                           $11,551
--------------------------------------------------------------------------------------------------------

The costs of the offering described above were paid directly from existing working capital.

The following table notes the use of proceeds for actual expenses incurred for our account from January 17, 2007 to May 31, 2007. This chart is detailing the use of net offering proceeds from the offering of the securities.

=========================================================================================================
                  Expense                   Amount of direct or indirect     Amount of direct or indirect
                                          payments to directors, officers,        payments to others
                                                general partners, 10%
                                            shareholders or affiliates of
                                                     the Issuer
---------------------------------------------------------------------------------------------------------
Legal Counsel and Auditor                                $ 0                                 $ 2,764
---------------------------------------------------------------------------------------------------------
Bookkeeping, Office & Administration                      0                                    1,563
---------------------------------------------------------------------------------------------------------
Miscellaneous Administrations Expenses                    0                                       28
                                                          -                                       --
---------------------------------------------------------------------------------------------------------
Total                                                    $ 0                                 $ 4,355
                                                                                             -------
=========================================================================================================

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

     * Incorporated by reference to our SB2 Registration Statement,  file number
`      333-138989, filed on November 29, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of August, 2007.


                              SEA 2 SKY CORPORATION


Date: August 6, 2007              By: /s/ Irene Getty
                                      ---------------

                                  Name: Irene Getty
                                  Title: President/CEO, principal executive officer



Date: August 6, 2007              By: /s/ Sandra Rose
                                      ---------------

                                  Name: Sandra Rose
                                  Title: Chief Financial Officer, principal financial officer and principal accounting officer