Form 10KSB
period 2007-08-31
SEA 2 SKY CORP
filed 2007-11-28
CIK 1381341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[X]                   ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the annual period ended August 31, 2007

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


Securities registered under Section 12(b) of the Exchange Act:
    Title of each class                Name of each exchange on which registered
            None                                       None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
                         ------------------------------
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

The Company did not recognize any revenue for the year ended August 31, 2007.

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of October 31, 2007: $88,000

Number of common voting shares outstanding as of October 31, 2007: 4,380,000

Transitional Small Business Disclosure Format:  Yes [_]  No  [X]

         DOCUMENTS INCORPORATED BY REFERENCE - Form 10-QSB filed on August 8, 2007; our Form 10-QSB filed on April 24, 2007, our Form 10-QSB filed on March 7, 2007, and our Form SB-2/A Registration Statement filed January 5, 2007 and as described in this Form 10-KSB annual report.


                                TABLE OF CONTENTS


                                                                                       Page

PART I
Item 1.  Description of Business                                                         4
Item 2.  Description of Property                                                        11
Item 3.  Legal Proceedings                                                              11
Item 4.  Submission of Matters to a Vote of Security Holders                            11

PART II
Item 5.  Market For  Common Equity and Related Stockholder Matters                      11
Item 6.  Management's Discussion and Analysis or Plan of Operation                      14
Item 7.  Financial Statements                                                           16
Item 8.  Changes in and Disagreements With Accountants on Accounting
         and Financial Disclosure                                                       27
Item 8A.  Controls and Procedures                                                       28
Item 8B.  Other Information                                                             28

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons;
         Compliance With Section 16(a) of the Exchange Act                              27
Item 10. Executive Compensation                                                         29
Item 11. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters                                                29
Item 12. Certain Relationships and Related Transactions and Director
         Independence                                                                   30
Item 13. Exhibits                                                                       30
Item 14. Principal Accountant Fees and Services                                         31
Signatures                                                                              32

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

We incorporated as Sea 2 Sky Corporation on November 16th, 2005 in the State of Nevada. Our principal executive offices are located at RPO 75156, White Rock, British Columbia, Canada, V4B 5L4. Our telephone number is (604) 313-5410. Our Company's fiscal year end is August 31.

We are in the process of establishing a business, which provides personal guided tours to tourists who travel to North America by way of British Columbia, Canada. We intend to develop all inclusive travel packages that will provide professional, individual and group services to visitors who arrive in Vancouver, BC. Visitors will choose from a handful of packages that will take them from Vancouver, BC to Victoria, Tofino, Whistler, Hope or other pre-determined destinations in British Columbia. These tours will range from adrenaline-focused adventures to shopping sprees on Vancouver's Robson Street; or relaxing in tranquil getaways and capitalizing on the natural beauty that British Columbia has to offer.

Focusing initially on the Japanese market and secondarily on the Asian market, bilingual tour guides and other necessary staff will provide the required services for each visitor or group. Our professional staff will act as translators fluent in the language of the visitors. We will cater to the visitors `every' need, providing chauffer services, booking dinner reservations, sight seeing and guided tours, to ensure that clients have the most rewarding experience while on vacation.

Principal Products and Services
-------------------------------

We will provide all-inclusive travel packages with a personalized assistant to take care of every aspect of the trip. This personal assistant will focus primarily on bridging the language barrier which often creates frustration for travelers. We will cater to the expressed needs of our clients providing an all inclusive travel experience.

The Market
----------

During the first year of operations, our initial focus will be in the Japanese market. One of our directors, Misao Hamilton, born and raised in Japan, fluently reads and speaks both Japanese and English.

Once this market has been developed, we intend to expand into the South East Asia markets with the inclusion of Abu Dhabi in the United Arab Emirates, at a later time. Tourism statistics have shown that individuals from these diverse regions meet the age demographic of people traveling to North American and spend more money on vacations.

We will first establish a travel agency affiliate in a major city in Japan with the intent to eventually develop in five major cities overseas while continuing marketing efforts through the Internet. Printed materials will be used in other geographic locations.

Japan

We will begin our Japanese marketing plan in Tokyo. With a population of 12,378,000 Tokyo offers the demographic most ideal for traveling to North America. Statistics show that 70% of individuals in Tokyo are between the ages of 15-64. We are directing marketing toward this demographic, as children and older seniors tend to be less active and less inclined to travel long distances for vacations.

We will potentially establish an affiliate relationship with a travel agency in Osaka. For the immediate future, print and direct mail, combined with the Internet will be the main tools to reach this market. Osaka has a population of 8,814,000 with 68.4% falling into the 15-64 year old target demographic.

South Korea

Seoul will be the city in South Korea where we will establish an affiliate relationship with another travel agency. With a population of 20,982,273, this city has seen an increase in individual wealth over the last 20 years and is now an ideal place to market adventure tours and all-inclusive tours to the middle class. The age demographic that we are marketing towards is well established within the city with 72% falling between the ages of 15-64 years of age.

Thailand

Bangkok will be the city in Thailand where we will create an affiliate relationship. Bankok has a population of 10,748,445 and has an immerging middle class which is more inclined to travel and spend money more so now than ever before. Thailand has many cities to market to and like the other countries print media and Internet tools will be used to create awareness of the services that we offer.

China - Hong Kong

Hong Kong is where we will establish an affiliate program in with another travel agency. With a population of 6,898,686. Hong Kong is one of the most densely populated cities in the world. Hong Kong lends itself to ideal geographic and demographic opportunities for our products. With an emerging middle class this area of the world has increased its spending and individuals in this area are engaging in more travel activities.

United Arab Emirates

Abu Dhabi is the only city outside of South East Asia where we plan to create an affiliate relationship with another travel agency. Abu Dhabi attracts visitors throughout the world and has a strong international name. Individuals who live in Abu Dhabi travel often and are among the wealthiest individuals in the world. With a population of 1.01 million people this will be the smallest city where we will be market our services.

Competition and Competitive Strategy
------------------------------------

There are many all-inclusive destination resorts for travelers from which to choose. There are also numerous competitors who offer tour packages for sale through agencies and/or web sites which will compete with us for the traveler, tourist and tour groups. These competitors include:
   o   www.vacationstogo.com
   o   www.travelocity.com
   o   www.expedia.com
   o   Flight Centers
   o   www.exitnow.ca

We are differentiated from the others by offering services that other agencies do not offer. Not only will we handle booking the flights and hotels but will go further to offer personalized services that include: personal chauffer, personal shopper, and event planners, all with a translator and personal assistant fulfilling the expressed requests of the guest. Our competitive advantage will be gained by providing a high service level and accommodating the wishes of the guest. The goal is to surpass the expectation of the guests providing an experience that is better than expected thereby leaving a lasting impression.

Distribution
------------

We will market using two key forms of advertising.

The first will be using print media, both on the Internet and in national travel publications. We will create a media presence and establishing a recognizable product for the niche market described above. Direct mail campaigns will explain the benefits of traveling with us and the added value of having a translator available to help meet specific needs. Our promotions will outline an affiliate program where agencies will be able to make a profit from selling our tours. Pictures will also accompany the brochure so people will see the natural beauty of British Columbia.

Second, we will begin cross promotions with other travel agencies encouraging reciprocal business with every travel package sold. As our target market is South East Asia, Internet marketing will also be a major focus. By having a strong presence on the Internet, costs will remain lower than traveling to promote our services. Cross promotions will allow our products and service to reach a much wider audience than would otherwise be reached if face to face selling were used.

Sources and Availability of Products and Supplies
-------------------------------------------------

Our directors, through their industry experience and connections are able to take the individual pieces and put together the various all inclusive tour packages that will be offered. Over the next year, our officers and directors will provide all aspects needed by the business. Hotels, accommodations, travel and other bookings will be done through us and availability is assured with the service providers that we will used. The sources and availability of the travel packages themselves are at no risk of being unavailable, as many of these packages already exist and can be outsourced. We will add the personal touch by providing the translator/tour guide/personal service provider. Clients will have the luxury of choosing from numerous options to ensure a rewarding experience.

Dependence on One or a Few Major Customers
------------------------------------------

We are not dependent on one or a few major customers. We are dependant on the middle class market of each region and their predictability to travel. Based on the limited research done on the internet, we believe that the five cities that we are putting our focus into will result in a viable business assuming that the economic status stays the same or improves. If and when economic status changes in any one of the cities, we are prepared to refocus and provide what the market demands.

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations
-------------------------------------------------------------------------------
& Concessions
-------------

There are no inherent factors or circumstances associated with this industry, or any of the products or services that will be provided that would give cause for any patent, trademark or license infringements or violations. We have not entered into any franchise agreements or other contracts that have given, or could give rise to obligations or concessions.

Governmental Controls and Approvals
-----------------------------------

In regards to both the retail and customer service parts of this business, the major area for government control or need for government approval would be concerning business licensing. We will ensure that affiliates have the necessary business licenses and are members in good standing with their local government regulators.

All of the services being offered for sale will be purchased from reputable service providers and will carry the necessary government and industry standard approvals. We do not intend to promote products or services of any business that are restricted in Canada and the United States.

Existing or Probable Government Regulations
-------------------------------------------

Other than the licensing requirements discussed above, there are no other types of government regulations existing nor are we aware of any such regulations being contemplated that adversely affect our ability to operate.

Research and Development Activities and Costs
---------------------------------------------

We do not have any plans for research and development.

Compliance with Environmental Laws
----------------------------------

There are no environmental laws that have been enacted, nor are we aware of any such laws being contemplated for the future, that address issues specific to the business.

Facilities
----------

We do not own or rent facilities of any kind. At present operations are being conducted from the offices of our President, Irene Getty and she provides this space free of charge. We will continue to use this space for executive offices for the foreseeable future.

Employees
---------

We have no employees at the present time. The officers and directors are responsible for all planning, developing and operational duties, and will continue to do so throughout the early stages of growth. There are no intentions in hiring employees until the business has been successfully launched and there is sufficient, reliable revenue flowing into our company from operations. The officers and directors will do whatever work is necessary to bring the business to the point of having positive cash flow. Human resource planning will be part of an ongoing process that will include constant evaluation of operations and revenue realization. In any case, management has no intention of hiring any full time employees during the next fiscal year.

Risk Related to our Business
----------------------------

You should carefully consider the following risk factors and all other information contained herein as well as the information included in this Annual Report in evaluating our business and prospects. The risks and uncertainties described below are not the only ones we face. Additional unknown risks and uncertainties, or that we currently believe are immaterial, may also impair our business operations. If any of the following risks occur, our business and financial results could be harmed. You should refer to the other information contained in this Annual Report, including our financial statements and the related notes.

Our  Business  Plan  and  Concept  are  Unproven  and the  Ability  to  Commence
--------------------------------------------------------------------------------
Significant Operations is Questionable.
--------------------------------------
We are unaware of any other business that operates or has operated with the same or similar business purpose as outlined in this prospectus. We have no way to judge whether or not the business plan is viable. Therefore, an investment in our company is very risky, as the business model cannot be compared to any similar operations.

We Have Never Sold Any Tour Packages and May Never Be Able To Do So  Profitably.
--------------------------------------------------------------------------------
Our  Failure to Sell Tour  Packages  Profitably  Will Drain  Available  Cash and
--------------------------------------------------------------------------------
Eventually Force Us to Cease Operations.
---------------------------------------
We formed our Company in November 2005 and there is no meaningful historical data for an investor to evaluate. The revenue and income potential of our business and the market for online sales of tour packages has to be proven. We will encounter risks and difficulties commonly faced by early-stage companies in new and rapidly evolving markets. We intend to make significant investments in our infrastructure, website and affiliates. As a result, we have a net loss from operations since inception and may not be able to reach or sustain profitability in the future. If we fail to become profitable, we will be forced to cease operations.

Difficulty for Our Stockholders to Resell  Their Stock Due to a  Lack  of Public
--------------------------------------------------------------------------------
Trading Market
--------------
There is presently no public trading market for our common stock, and it is unlikely that an active public trading market can be established or sustained in the foreseeable future. Until there is an established trading market, holders of our common stock may find it difficult to sell their stock or to obtain accurate quotations for the price of the common stock. If a market for our common stock does develop, stock price may be volatile.

Our Independent  Auditors' Report States that there is a Substantial  Doubt that
--------------------------------------------------------------------------------
we will be able to Continue as a Going Concern.
----------------------------------------------
Our independent auditors Schumacher & Associates Inc., a Registered Public Accounting Firm, state in their audit report, and included with this prospectus, that the Company has minimal business operations to date and has losses to date, which raise substantial doubt about its ability to continue as a going concern.

Securing Travel Agencies as Affiliates Under Contact,  Which We Have Not Done to
--------------------------------------------------------------------------------
Date, is Critical to Our Ability to Have our Tour Packages Represent For Sale in
--------------------------------------------------------------------------------
the Various  Japanese and Asian Markets.
---------------------------------------
Securing  one or more  affiliates  under  contract  to sell  our  tour  packages
involves  a  number  of  important   steps:

     o Establishing sufficient brand recognition to attract the attention of affiliates as well as the tourist;
     o Offering sufficient financial incentives and marketing resources as to attract appropriate affiliates;

     o Successfully contracting with, and keeping under contract, appropriate affiliates.

Identifying and contracting with appropriate affiliates involves the successful execution of the above steps, which requires capital and human resources. We have not made any efforts to put affiliates under contract to date. We may not have sufficient capital or human resources to successfully accomplish these steps. If we fail to identify, contract with and retain appropriate affiliates, we will not attract customers, without whom we will not derive revenues and will be unable to continue operations.

We Must Build a Website  Offering  Travel  Tour  Packages in Order to be Able to
--------------------------------------------------------------------------------
Sell  These  Tour  Packages  to the  Public  or We Will  Not Be  Able to  Derive
--------------------------------------------------------------------------------
Sufficient  Revenue.
-------------------
In order to establish these venues to market specialty tour packages we must establish;
     o An Internet website highlighting all of our contracted affiliates along with the tour packages and the specialty services being offered for sale;
     o E-commerce capability on our Internet website so that we can sell these packages directly to online customers for delivery of itineraries and booked services to their homes or offices;
     o Affiliate websites that will allow our affiliates to market our products to affiliate clients as well as acknowledging the affiliate contracts.

All of these projects are in the early stages of development and require substantial time and resources to complete. We are in the process of developing a basic website, which will feature our current business plan. We hope this website can generate sufficient capital to develop our planned affiliate program and e-commerce website. In addition, we may sell our tour packages through other means in order to raise the necessary capital. This may include selling our tour packages through other agencies, although we currently do not have any preliminary agreement with any agency.

Failure to Develop the  Audience or to Convert the Audience to  Purchasers  Will
--------------------------------------------------------------------------------
Result in  Insufficient  Sales  and  Revenue  and We May Not Be Able to  Sustain
--------------------------------------------------------------------------------
Operations.
----------
We expect that many of the same factors that will influence potential purchasers to visit our affiliates or view our online brochures will also control their purchasing. We may not be successful in achieving either of these ends without being able to:
    o Drive purchasers to an affiliate location and e-commerce Internet site which we plan to build;
    o Sign affiliates and/or travel agencies under contract that will appeal to our customer demographic, both online customers and affiliate retail store-front customers;
    o Establish and enhance our infrastructure to handle an expanded number of affiliates and their clients;
    o Continue to research and develop affiliates along with expanded offering of tour packages;
    o Diversify our product offerings to appeal to a more diverse range of travelers and visitors to British Columbia.

Our investment in these programs will require substantial amounts of cash, which may not be available. Such expenditures will affect adversely our short-term profitability. In the interim we have developed a scaled-down version of our planned Internet site. We may fail to successfully implement these programs or otherwise fail to develop a qualified audience of purchasers. Such a failure would impact revenues adversely, and cause our business to suffer. Without sufficient revenues, we will be unable to fund our ongoing operations and would have to cease operations.

We May Not be Able to Compete  Effectively  Against  Dominant  Companies  in the
--------------------------------------------------------------------------------
Tourism  and Travel  Business  or the Online  Specialty  Tour  Package  Business
--------------------------------------------------------------------------------
Because We Lack the Equipment, Staff, Strategic Alliances and Experience.
------------------------------------------------------------------------
There are numerous, well-financed competitors who offer tour packages for sale through agencies and/or web sites which will directly compete with us for the traveler, tourist and tour group operators. Several competitors have larger staffs, more resources, more strategic alliances, more sophisticated equipment and more experience in the field of providing tour packages to the public than we do. We have not demonstrated that we can compete successfully against these competitors and we may not be able to in the future. If we are unable to effectively compete in the travel industry, our results would be negatively affected, we may be unable to implement our plan and we might ultimately fail.

If Essential Officers Leave Prior to Securing Replacements,  the Company Will Be
--------------------------------------------------------------------------------
Left Without  Management or Employees and Its Business  Operations  Would Cease.
--------------------------------------------------------------------------------
Our chief executive officer, secretary and a director are entirely responsible for the development and execution of our business. They are under no contractual obligation to remain employed by us. If any of them should choose to leave us for any reason before we have hired additional personnel, we will fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop the tour packages, provide the translation and cultural component of our packages, complete the website and secure affiliates for us. We will fail without appropriate replacements.

If Ms.  Misao  Hamilton,  an  Essential  Director,  Leaves  Prior to  Securing a
--------------------------------------------------------------------------------
Replacement,  the  Company  Will Be Left  Without a Bilingual  Employee  and Its
--------------------------------------------------------------------------------
Business Operations Would Cease.
-------------------------------
Our directors are entirely responsible for the development and execution of our business. They are under no contractual obligation to remain employed by us. If Ms. Hamilton should choose to leave us for any reason before we have hired additional personnel, we will fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who would be fluent in both English and Japanese. We will fail without an appropriate replacement.

Our  Management  Has No Prior  Experience  in Running an Internet  Business  and
--------------------------------------------------------------------------------
Therefore May Not be Able to  Successfully  Manage the  Development or Growth of
--------------------------------------------------------------------------------
Our Company in This Field.
-------------------------
Our management has no experience in running a travel internet business. Although Ms. Rose has some experience marketing travel and tour packages, this experience may not be useful in developing and marketing products that are appealing to the internet browser. The internet business present serious managerial and operational challenges. Our inexperience may cause us to make serious mistakes in the development or implementation of our business plan which could make it impossible for us to profitably package and offer for sale travel and tour packages on the Internet. Our management may be unable to develop or grow a business in this field due to its inexperience.

Unrestricted Sales of 880,000 Shares of Stock By Our Selling  Stockholders Could
--------------------------------------------------------------------------------
Have a Huge Negative  Impact on Our Share Price,  and the Market For Our Shares.
--------------------------------------------------------------------------------
Rules of the SEC about penny stocks apply to us and may impair our share price and marketability.

The Securities and Exchange Commission has adopted a number of rules to regulate "penny stocks." Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, 15g-7, and 15g-9 under the Securities Exchange Act of 1934, as amended. Because our securities constitute "penny stocks" within the meaning of the rules, the rules apply to us and our securities. (See "Description of Securities Penny Stock Classification.")

"Penny Stocks" are stocks:
1.  with a price of less than $5.00 per share;
2.  that are not traded on a "recognized" national exchange;
3. whose price are not quoted on the NASDAQ automated Quotation at not less than $5.00 per share;
4. issuers with net tangible assets of less than $2 million (if the issuer has been in continuous operation less than three years as is our situation).

The requirements affecting brokers affecting trades in our shares, which are discussed in the Risk Factors immediately following, reduce the potential market for our shares by reducing the number of potential investors. This will make it more difficult for investors in our common stock to sell shares to their parties or to otherwise dispose of them. This, in turn, could cause our stock price to decline, and this impediment to trading could cause difficulty to our stock to ever develop any consistency in volume, or any substantial volume, which negatively affects liquidity of the shares and which may affect our share price negatively.

We May Issue  Shares to Raise  Capital or For  Services in the Future at a Price
--------------------------------------------------------------------------------
Lower Than That Paid By Current  Investors  and Such Actions  Would be Dilutive,
--------------------------------------------------------------------------------
Even Highly  Dilutive,  of Current  Outstanding  Shares,  Which Would  Adversely
--------------------------------------------------------------------------------
Affect Market Values.
--------------------
We will need to raise substantial additional capital and may issue shares for cash, services, or acquisitions at a price less than that paid by current owners, as needs arise. This poses a risk for investors in that there is no protection for them against such dilutive issuances, which could ultimately adversely affect the market and price for our shares, if a market ever develops.

Our Operating  Results in Future  Periods are Likely to Fluctuate  Significantly
--------------------------------------------------------------------------------
and May Fail to Meet or  Exceed  the  Expectations  of  Securities  Analysts  or
--------------------------------------------------------------------------------

Investors,  and This  Could  Affect  Our Market  Price,  If Any.
---------------------------------------------------------------
Our annual and quarterly operating results are likely to fluctuate significantly in the future due to numerous factors, many of which are outside of our control. These factors include many of which are discussed in other risk factors; such as low revenues, competition, failure to approve products proposed, lack of additional capital, competition, management changes, and intellectual property infringement claims to extremely high operating costs. If our operating results are negatively affected by any of these factors, our operating results in future periods could fail to meet or exceed the expectations of securities analysts or investors. In that event, any trading price of our common stock would likely decline.

We May Be Unable to Obtain the Additional Capital Required to Grow Our Business.
--------------------------------------------------------------------------------
We May  Have to  Curtail  Our  Business  if We  Cannot  Find  Adequate  Funding,
--------------------------------------------------------------------------------
Resulting   Ultimately  in  Business  Failure.
---------------------------------------------
Our ability to grow depends significantly on our ability to expand our operations through internal growth and by acquiring other companies or assets that require significant capital resources. We may need to seek additional capital from public or private equity or debt sources to fund our growth and operating plans and respond to other contingencies such as:
    o     shortfalls in anticipated revenues or increases in expenses;
    o     the development of  new services;
    o the expansion of our operations, including the recruitment of additional personnel.

We cannot be certain that we will be able to raise additional capital in the future on terms acceptable to us or at all. If alternative sources of financing are insufficient or unavailable, we may be required to modify our growth and operating plans in accordance with the extent of available financing. Any additional equity financing may involve substantial dilution to our then existing shareholders.

We Have a  Limited  Operating  History  That You Can Use to  Evaluate  Us,  and,
--------------------------------------------------------------------------------
Therefore,  We May Not  Survive  If We  Meet  Some  of the  Problems,  Expenses,
--------------------------------------------------------------------------------
Difficulties,  Complications  and Delays  Frequently  Encountered  by a Start up
--------------------------------------------------------------------------------
Company.
-------
We were incorporated on November 16, 2005 in the State of Nevada. To date, we have not undertaken any significant operations. Accordingly, you can evaluate our business, and, therefore, our future prospects, based only on a limited operating history. You must consider our prospects in light of the risks and uncertainties encountered by start up companies. To date, we have completed only part of our business plan. As a start-up company, we can provide no assurances that we will be able to make the necessary steps to achieve profitability in the future, such as expanding our customer base and expanding our online travel related services to traditional retail venues.

We are subject to all the substantial risks inherent in the commencement of a new business enterprise with new management. We can provide no assurance that we will be able to successfully generate revenues, operate profitably, or make any distributions to the holders of our securities. We have a limited business history for you to analyze or to aid you in making an informed judgment as to the merits of an investment in our securities. Any investment in our common stock should be considered a high risk investment because you will be placing funds at risk in an unseasoned start-up company with unforeseen costs, expenses, competition and other problems to which start-up ventures are often subject.

As we have such a limited history of operation, you will be unable to assess our future operating performance or our future financial results or condition by comparing these criteria against our past or present equivalents.

If We Are Unable to Generate Significant Revenues from Our Operations, We May Be
--------------------------------------------------------------------------------
Unable to Expand Our Services and May be Forced to Cease  Operations.
--------------------------------------------------------------------
If we are unable to generate significant revenues from our operations, we could be forced to delay, scale back or eliminate certain services and product development programs. We intend to increase the number of destinations featured on our site and our products offered. Ultimately the expansion of our products and featured destinations may allow us to become profitable. However, if we fail to generate significant revenues in the future, then we will not able to expand our product line as we anticipate. This failure to expand may hurt our ability to raise additional capital which could have a negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could put your investment dollars at significant risk.

Our Stock Price May Experience  Volatility  Because of Competitive  Developments
--------------------------------------------------------------------------------
and Other  Factors  Beyond  Our  Control  and You May Lose All Or a Part of Your
--------------------------------------------------------------------------------

Investment.
----------
The market prices of stock for companies, which provide travel services particularly following an initial offering, often reach levels that bear no relationship to the past or present operating performance of those companies. These market prices may not be sustainable in the after market.


ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any property, real or otherwise. For the next year, we will conduct our administrative affairs from the office located in the home of our President, at no cost to our company.

We do not have any manufacturing plants and have minimal equipment for the operation of our business.

We do not have any investments or interests in any real estate.


ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual shareholders' meeting on March 12, 2007.

All of the shareholders of the Corporation attended. It was unanimously resolved that Irene Getty, Sandra Rose and Misao Hamilton be elected as the entire Board of Directors until the next annual meeting of the shareholders or until their respective successors are elected and qualified.

It was further resolved that all previous acts taken by the Board of Directors were approved, authorized, ratified, reaffirmed and confirmed in all respects.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our shares of common stock, par value $0.001 per share, are quoted on the OTC Bulletin Board under the symbol "SSKY" starting September 1, 2007. Our common stock had not traded on any markets prior to August 31, 2007.

The following table sets forth the range of high and low closing sale prices for the common stock as reported by the OTC Bulletin Board for the periods indicated below.


Holders

As of October 31, 2007, there were approximately 42 registered holders of our common stock.

Dividend Policy

We have never declared or paid dividends on our common stock. We intend to retain earnings, if any, to support the development of our business and therefore do not anticipate paying cash dividends for the foreseeable future. Payment of future dividends, if any, will be at the discretion of our board of directors after taking into account various factors, including current financial condition, operating results and current and anticipated cash needs.

RECENT SALES OF UNREGISTERED SECURITIES

The following is a history of our sales of unregistered securities since our incorporation on November 16, 2005.

On November 16, 2005, Irene Getty, who is the founder of our company and a member of the board of directors, purchased by subscription, 1,500,000 shares of common stock at a price of $0.01 per share for a total of $15,000.

Sandra Rose, an officer and director, and Misao Hamilton, a director, each purchased, by subscription, 1,000,000 shares for a total of 2,000,000 shares of our common stock on November 29th, 2005, at a private offering price of $0.01 per share for a total of $20,000.

There were no promoters being used in relation to this offering. No person who may, in the future, be considered a promoter of this offering, will receive or expect to receive assets, services or other considerations from our company. No assets will be, nor expected to be, acquired from any promoter on behalf of the company. We have not entered into any agreements that require disclosure to the shareholders.

We qualified for an exemption from registration under Rule 504 in both of these issuances since it is not subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1933, is not an investment company, it had a specific business plan at the time it sold the securities, it was not a blank check company, as that term is defined in Rule 419(a)(2) of Regulation C or Rule 504 (a)(3) of Regulation D of the Securities Act of 1933. Neither our company nor any person acting on its behalf offered or sold any of the securities by any form of general solicitation or general advertising. The securities sold are restricted shares; the purchasers were informed that the securities cannot be resold without the securities being registered under the Securities Act of 1933 or an exemption there from. We exercised reasonable care to assure that the purchases were not underwritten within the meaning of section 2(a) (11) of this Act including but not limited to the placement of a restrictive legend on the certificates representing the shares, and the aggregate offering price was less that $1,000,000.

SALE OF REGISTERED SECURITIES AND USE OF PROCEEDS

On January 17, 2007, our Registration Statement on Form SB-2, commission file number 333-138989, became effective, enabling us to offer up to 880,000 shares of common stock of our company at a price of $0.10 per share. May 31, 2007, we accepted subscriptions for 880,000 shares from thirty-nine (39) investors, raising a total of $88,000 less deferred offering costs of $15,787 for net proceeds of $72,213. There were no underwriters for this offering. 3,500,000 of the 4,380,000 outstanding common shares are currently held by our officers and directors.

On August 17, 2007, we obtained regulatory approval to post our common shares for trading on the OTC/BB under the trading symbol "SSKY."

The following is the use of proceeds for actual expenses incurred in connection with our financing efforts from January 17, 2007.


------------------------------------------------------------------------------------------------------
                  Expense                 Amount of direct or indirect         Amount of direct or
                                        payments to directors, officers,   indirect payments to others
                                               general partners, 10%
                                         shareholders or affiliates of
                                                  the Issuer
------------------------------------------------------------------------------------------------------
Legal Counsel                                          $ 0                            $7,500
------------------------------------------------------------------------------------------------------
Total                                                  $ 0                            $7,500
------------------------------------------------------------------------------------------------------

The costs of the offering described above were paid directly from existing working capital.

The following table notes the use of proceeds for actual expenses incurred in connection with our financing efforts from January 17, 2007 to August 31, 2007. This chart is detailing the use of net offering proceeds from the offering of the securities.

=============================================================================================================
                  Expense                       Amount of direct or indirect     Amount of direct or indirect
                                              payments to directors, officers,        payments to others
                                                    general partners, 10%
                                                shareholders or affiliates of
                                                         the Issuer
-------------------------------------------------------------------------------------------------------------
Legal Counsel and Auditor                                    $ 0                                  $7,593
-------------------------------------------------------------------------------------------------------------
Bookkeeping, Office & Administration                          0                                    4,658
-------------------------------------------------------------------------------------------------------------
Miscellaneous Administrations Expenses                        0                                       68
                                                              -                                       --
-------------------------------------------------------------------------------------------------------------
Total                                                        $ 0                                 $12,319
                                                                                                 -------
=============================================================================================================

The proceeds from our offering are to be used to fund our operations as described in the SB-2 offering document incorporated by reference herein. Item 2 "Plan of Operation."


DESCRIPTION OF SECURITIES

Common Stock

We are authorized to issue up to 75,000,000 shares of Common Stock, $.001 par value. At present, we are not authorized to issue any series or shares of preferred stock. The holders of our Common Stock are entitled to one vote per share held and have the sole right and power to vote on all matters on which a vote of stockholders is taken. Voting rights are non-cumulative. Common stockholders are entitled to receive dividends when, as, and if declared by the Board of Directors, out of funds legally available therefore and to share pro rata in any distribution to stockholders. Upon liquidation, dissolution, or the winding up of our Company, common stockholders are entitled to receive the net assets of our Company in proportion to the respective number of shares held by them after payment of liabilities which may be outstanding. The holders of Common Stock do not have any preemptive right to subscribe for or purchase any shares of any class of stock of the Company. The outstanding shares of Common Stock will not be subject to further call or redemption and are fully paid and non-assessable. To the extent that additional common shares are issued, the relative interest of existing stockholders will likely be diluted.

Stock Purchase Warrants

None.

Stock Purchase Options

None.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


Cautionary and Forward-Looking Statements
-----------------------------------------

In addition to statements of historical fact, this Form 10-KSB contains forward-looking statements. The presentation of future aspects of Sea 2 Sky Corporation (the "Company" or "Issuer") found in these statements is subject to a number of risks and uncertainties that could cause actual results to differ materially from those reflected in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. Without limiting the generality of the foregoing, words such as "may," "will," "expect," "believe," "anticipate," "intend," or "could" or the negative variations thereof or comparable terminology are intended to identify forward-looking statements.

These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause the Company actual results to be materially different from any future results expressed or implied by the Company in those statements. Important facts that could prevent the Company from achieving any stated goals include, but are not limited to, the following:

(a)  volatility or decline of the Company's stock price;

(b)  potential fluctuation in quarterly results;

(c)  failure of the Company to earn revenues or profits;

(d) inadequate capital to continue or expand its business, inability to raise additional capital or financing to implement its business plans;

(e)  failure to make sales on an increasing basis;

(f)  rapid and significant changes in markets;

(g)  litigation with or legal claims and allegations by outside parties;

(h)  insufficient revenues to cover operating costs.

There is no assurance that the Company will be profitable, the Company may not be able to successfully develop, manage or market its products and services, the Company may not be able to attract or retain qualified executives and personnel, the Company's products and services may become obsolete, government regulation may hinder the Company's business, additional dilution in outstanding stock ownership may be incurred due to the issuance of more shares, warrants and stock options, or the exercise of warrants and stock options, and other risks inherent in the Company's businesses.

The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should carefully review the factors described in other documents the Company files from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K filed by the Company.

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-KSB; our Form 10-QSB filed on August 8, 2007, our Form 10-QSB filed on April 24, 2007, our Form 10-QSB filed on March 7, 2007, and our Form SB-2/A Registration Statement filed January 5, 2007.

Plan of Operation

Prior to the public offering of stock, our principal activities consisted only of initial organizational activities and the issuance of common shares to our original affiliate shareholders. On January 17, 2007, our Registration Statement on Form SB-2, commission file number 333-138989, became effective, enabling us to offer up to 880,000 shares of common stock of our company at a price of $0.10 per share. On May 31, 2007, we accepted subscriptions for 880,000 shares from thirty-nine (39) investors, raising a total of $88,000, less offering costs of $15,787. 3,500,000 of the 4,380,000 outstanding common shares are currently held by our officers and directors.

From this offering, we received $88,000 in cash, allowing us to proceed with our Plan of Operation as set out in our prospectus, and in accordance with the budget set out for our corporate operations for the nine months commencing June 1, 2007.

We have begun the development of all-inclusive travel packages. We have no employees at the present time. We will continue to operate with very limited administrative support, and our current officers will continue to be responsible for all planning, developing and operational duties, without compensation. This will enable us to preserve capital during the early stages of company development.

Milestones

We have begun to develop our website. We expect that we will finish our website in 2008. In October 2007, we spent $4,669 of the anticipated cost of $13,000 to complete our website. This website will utilize artwork and a logo and will be made available in multiple languages. It will outline the services, products, fee structure, and ordering instructions. It will also include brief bios on the personal assistants, pictures of locations, and contact information.

In October 2007, we spent $5,139 for computers, computer software, printers, office desk and chairs, and filing cabinet.

We will begin to design a promotional campaign that will be tailored to each regional market's diversity. The first target will be the Japanese market. The website will be the main source of promotion and facilitation for visitors booking their vacations.

Our marketing strategy involves cross promotions with other travel agencies and like-minded businesses to increase the awareness of services. We plan to participate in special interest mailing lists to gain visibility among targeted audiences as well as generate traffic for the website. We also plan to participate in industry related newsgroups to gain visibility and develop relationships within targeted markets. This marketing plan will unfold over the next six (6) months with budgeted costs beginning at $6,000 and rising to $20,000 over the course of this period.

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

Expenditures

The following table indicates our use of proceeds from the recently closed offering to be spent over the six (6) months beginning September 1, 2007.


============================================================================
 Expenditure Item
----------------------------------------------------------------------------
Legal Counsel and Auditor                                                407
----------------------------------------------------------------------------
Marketing and Promotion                                               20,000
----------------------------------------------------------------------------
Website Development                                                   13,000
----------------------------------------------------------------------------
Computer Network, Hosting and Telecom                                  8,000
----------------------------------------------------------------------------
Bookkeeping, Office and Administration                                 6,550
----------------------------------------------------------------------------


Office Furniture and Equipment                                        11,000
----------------------------------------------------------------------------
Miscellaneous Administrations Expenses                                   932
----------------------------------------------------------------------------
Total                                                                $59,894
============================================================================

The expenditure items in the above table are defined as follows:

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

         Website Development: This expense is the cost associated with development of our website. The website will be used as a primary means to promote and provide our tour packages. Work on our website has already begun. Eventually, the website will function in multiple languages (Japanese, Mandarin, Cantonese, and Taiwanese) in relationship with the cities where we are able to establish an affiliate. Clients will be able to order their complete tour package or dialogue with a consultant by email to determine the best package for them.

         Computer Network, Hosting and Telecom: This expenditure refers to the mandatory costs associated with having a web-based business. Costs have been kept to a minimum to allow for greater marketing and promotions. These costs, however, will cover hosting the website, telephone service and internet service for the next six months as well as assisting in customer service, regulatory maintenance and updating. This expenditure will pay for multiple computers users, assisting in customer service, regulatory maintenances, and updating. It will also allow for a seamless flow of information of one computer to the others creating a much more efficient working environment.

         Bookkeeping, Office and Administration: This expense is to cover the cost of bookkeeping and other office and administrative costs. It will include office supplies.

         Office Furniture and Equipment: This expenditure refers to items such as desks, chairs, computer hardware and software, multiple work center, telephone system, filing cabinets, and other similar office requirements. We have begun acquiring these necessary items.

         Miscellaneous Administration Expenses: This expense refers to any miscellaneous costs that have not been otherwise listed - such as bank service charges and sundry items.

Liquidity

Prior to the fiscal year end, we raised $88,000, less deferred offering costs of $15,787, for net proceeds of $72,213 from the sale of 880,000 common shares.

During the year ended August 31, 2007, the Company invested approximately $33,000 in notes receivable. The note was uncollateralized, bore interest at 5%, and matured August 2, 2007. During July, 2007, the Company received payment of principal and interest in full.

On August 31, 2007, we had working capital of $85,079, compared to working capital of $30,441 at August 31, 2006. At August 31, 2007, our total assets consisted of cash of $91,858. This compares with total assets at August 31, 2006 also consisting solely of $33,441 in cash.

On August 31, 2007, our total current liabilities, consisting of accounts payable of $1,079 and accrued liabilities of $5,700, increased to $6,779 from $3,000, consisting entirely of accrued liabilities, at August 31, 2006.

We have not recognized any revenues from inception to August 31, 2007. Our short and long term survival is dependent on funding from sales of securities and, as necessary, from shareholder loans.

Results of Operations

Our company posted losses of $20,551 for the year ended August 31, 2007 compared to $4,559 for the prior period from our incorporation on November 16, 2005 to August 31, 2006. From inception to August 31, 2007 we have incurred losses of $25,110. The principal component of losses in 2007 was professional fees of $17,723, and office and administration expenses of $3,034.

As of the date of this report, our net cash balance is approximately $74,712. Cash on hand is currently our only sources of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our normal operations for the next six (6) months. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company on acceptable terms.

We do not expect to conduct any research and development or expect to purchase or sell any plant or significant equipment during the next twelve month period.

Other than its current officers, our company has no employees at the present time. We do not expect to hire any employees within the next twelve months.


QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We believe our market risk exposures arise primarily from exposures to fluctuations in interest rates and exchange rates. We presently only transact business in Canadian and US Dollars. We believe that the exchange rate risk surrounding the future transactions of the Company will not materially or adversely affect our future earnings. We do not use derivative financial instruments to manage risks or for speculative or trading purposes.

Off Balance Sheet Arrangements.

None.


ITEM 7.  FINANCIAL STATEMENTS

The financial statements required by this Item begin on Page F-1 of this Form 10-KSB, and include (1) Report of Independent Registered Public Accounting Firm;
(2) Balance Sheets; (3) Statements of Operations, Statements of Cash Flows, Statement of Stockholders' Equity; and (4) Notes to Financial Statements.

                           SEA 2 SKY CORPORATION

                       (A Development Stage Company)

                           FINANCIAL STATEMENTS

          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                              AUGUST 31, 2007




                                                                       Page

Report of Independent Registered Public Accounting Firm                 F-2

Financial Statements:

         Balance Sheets                                                 F-3

         Statements of Operations                                       F-4

         Statements of Cash Flows                                       F-5

         Statement of Stockholders' Equity                              F-6

         Notes to Financial Statements                              F-7 to F-10

             Report of Independent Registered Public Accounting Firm


Board of Directors
Sea 2 Sky Corporation

We have audited the accompanying balance sheet of Sea 2 Sky Corporation, as of August 31, 2007and August 31, 2006, and the related statements of operations, stockholders' equity, and cash flows for the year ended August 31, 2007, the period from November 16, 2005 (inception) to August 31, 2006, and the period from November 16, 2005 to August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sea 2 Sky Corporation as of August 31, 2007 and August 31, 2006, and the results of its operations and cash flows for the year ended August 31, 2007, the period from November 16, 2005 (inception) to August 31, 2006, and the period from November 16, 2005 to August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has minimal business operations to date and an accumulated deficit since inception, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in
Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SCHUMACHER & ASSOCIATES, INC.
2525 15th Street, Suite 3H
Denver, Colorado  80211
October 30, 2007


                                      SEA 2 SKY CORPORATION
                                  (A Development Stage Company)

                                         BALANCE SHEETS




                                                                              August 31, 2007        August 31,
                                                                                                        2006

ASSETS
Current Assets
   Cash                                                                    $      91,858      $       33,441
                                                                          ------------------------------------------
   Total Current Assets                                                           91,858              33,441

                                                                          ------------------------------------------

TOTAL ASSETS                                                               $      91,858      $       33,441
                                                                          ==========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current Liabilities
   Accounts payable                                                        $       1,079      $            -
   Accrued liabilities                                                             5,700               3,000
                                                                          ------------------------------------------
   Total Liabilities, all current                                                  6,779               3,000
                                                                          ------------------------------------------

STOCKHOLDERS' EQUITY

Common Stock
   Authorized:
        75,000,000 common shares, par value $0.001 per share
   Issued and outstanding:
        4,380,000 and 3,500,000 common shares as at August 31, 2007 and
   Additional paid-in capital                                                    102,833              31,500
   Accumulated comprehensive income                                                2,976                   -
Deficit Accumulated During the Development Stage                                 (25,110)             (4,559)
                                                                          ------------------------------------------
   Total Stockholders' Equity                                                     85,079              30,441
                                                                          ------------------------------------------

TOTAL LIABILITIES AND STOCKERHOLDERS' EQUITY                               $      91,858      $       33,441
                                                                          ==========================================

                The accompanying notes are an integral part of these statements.
                                               F-3

                                      SEA 2 SKY CORPORATION
                                  (A Development Stage Company)

                                    STATEMENTS OF OPERATIONS






                                                                     Period from November
                                                                              16,                  Cumulative amounts
                                                                        2005 (Date of           from November 16, 2005
                                               Year Ended               Inception) to           (Date of Inception) to
                                               August 31,                August 31,                 August 31, 2007
                                                  2007                      2006
Expenses
     Office and administration        $              3,034      $               281        $                 3,315
     Organizational costs                                -                    1,153                          1,153
     Professional fees                              17,723                    3,125                         20,848
                                      --------------------------------------------------------------------------------
                                                    20,757                    4,559                         25,316
                                      --------------------------------------------------------------------------------

Net Loss From Operations                           (20,757)                  (4,559)                       (25,316)
                                      --------------------------------------------------------------------------------

     Other Income
     Interest Income                                   206                        -                            206

Net Loss For The Period               $            (20,551)     $            (4,559)       $               (25,110)
                                      ================================================================================


Basic And Diluted Loss Per Share
                                      $               *         $                 *        $                  (0.01)
                                      ================================================================================


Weighted Average Number of Shares
Outstanding                                     3,724,219                 3,410,035                      3,585,382
                                      ================================================================================


                                    * Less than $0.01 per share


                The accompanying notes are an integral part of these statements.
                                              F-4


                                      SEA 2 SKY CORPORATION
                                  (A Development Stage Company)

                                    STATEMENTS OF CASH FLOWS

                   PERIOD FROM INCEPTION NOVEMBER 16, 2005 TO AUGUST 31, 2007


                                                                              Period from
                                                                           November 16, 2005        Cumulative amounts from
                                                      Year ended               (Date of             November 16, 2005 (Date
                                                    August 31, 2007          Inception) to               of Inception)
                                                                              August 31,               to August 31, 2007
                                                                                 2006
------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net loss                                  $           (20,551)  $            (4,559)      $                (25,110)

Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities
     Accounts payable and accrued liabilities                3,779                 3,000                          6,779
                                               --------------------------------------------------------------------------

     Cash Used in Operating Activities                     (16,772)               (1,559)                       (18,331)

Cash Flows From Financing Activities
    Issuance of common shares                               72,213                35,000                        107,213
    Foreign currency translation adjustment                  2,976                     -                          2,976
                                               --------------------------------------------------------------------------
    Net Cash Provided by Financing Activities               75,189                35,000                        110,189

                                               --------------------------------------------------------------------------

Increase in Cash                                            58,417                33,441                         91,858

Cash, Beginning Of Period                                   33,441                     -                              -
                                               --------------------------------------------------------------------------

Cash, End Of Period                            $            91,858   $            33,441       $                 91,858
                                               ==========================================================================


Supplemental Disclosure Of Cash Flow
     Cash paid for:
         Interest                              $                 -   $                 -       $                      -
         Income taxes                          $                 -   $                 -       $                      -
                                               ==========================================================================




                The accompanying notes are an integral part of these statements.
                                              F-5


                                              SEA 2 SKY CORPORATION
                                          (A Development Stage Company)

                                        STATEMENT OF STOCKHOLDERS' EQUITY

                                                 AUGUST 31, 2007



                                                                             DEFICIT ACCUMULATED
                                             CAPITAL STOCK                                            ACCUMULATED
                            ----------------------------------------------
                                                             ADDITIONAL          DURING THE             COMPRE-
                                                               PAID-IN           DEVELOPMENT            HENSIVE
                                SHARES         AMOUNT          CAPITAL              STAGE            INCOME (LOSS)         TOTAL
                            -------------------------------------------------------------------------------------------------------
November 16, 2005 -
  Shares issued for cash
  at $0.01                    1,500,000     $    1,500     $      13,500      $         -         $          -          $   15,000
November 29, 2005 -

Net loss for the period
ended August 31, 2006             -                -                -                (4,559)                 -              (4,559)
                            -------------------------------------------------------------------------------------------------------

Balance,
August 31, 2006               3,500,000          3,500            31,500             (4,559)                 -              30,441
                            -------------------------------------------------------------------------------------------------------

May 31, 2007 -  Shares
issued for cash at $0.10,
net of deferred offering       880,000            880             71,333                -                    -              72,213
costs of $15,787

Foreign currency

Net loss for the Period           -                -                -                (20,551)                -             (20,551)
                            -------------------------------------------------------------------------------------------------------

Balance,
August 31, 2007               4,380,000     $    4,380     $     102,833      $      (25,110)     $        2,976        $   85,079
                            =======================================================================================================




                        The accompanying notes are an integral part of these statements.
                                                      F-6

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 AUGUST 31, 2007


1.    NATURE AND CONTINUENCE OF OPERATIONS

      a) Organization
         Sea 2 Sky Corporation ("The Company") was incorporated in the State of Nevada, on November 16, 2005. The Company's year end is August 31st.

      b) Development Stage Activities
         Our company is in the development stage and has realized no revenue from its planned operations. Our business plan is to provide personal guided tours to tourists who travel to North America by way of British Columbia, Canada.

         Based upon our business plan, we are a development stage enterprise. Accordingly, we present our financial statements in conformity with the accounting principles generally accepted in the United States of America that apply in establishing operating enterprises. As a development stage enterprise, we disclose the deficit accumulated during the development stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date.

2.   SIGNIFICANT ACCOUNTING POLICIES

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

     c)  Basic and Diluted Loss per Share
         In accordance with SFAS No. 128 - "Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

     d)  Estimated Fair Value of Financial Instruments
         The carrying value of the Company's financial instruments, consisting of cash, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 AUGUST 31, 2007

         otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

     e)  Revenue Recognition
         The company has had no revenue to date. It is the Company's policy that revenues will be recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

     f)  Foreign Currency Translations
         The Company uses the Canadian dollar and the U.S. dollar as its func-tional currency. The Company's reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

         Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,
         i) Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date:
         ii) Non-monetary assets and liabilities, and equity at historical rates, and
         iii) Revenue and expense items at the average rate of exchange prevail-ing during the period.

         Gains and losses on re-measurement are included in determining net income for the period

         Translation of balances from the functional currency into the reporting currency is conducted as follows:

         Assets and liabilities at the rate of exchange in effect at the balance sheet date,
         i) Assets and liabilities at the rate of exchange in effect at the balance sheet date;
         ii)  Equity at historical rates, and
         iii) Revenue and expense items at the average rate of exchange prevail-ing during the period.

         Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders' equity as a component of comprehensive income or loss.

     g)  Comprehensive Income (Loss)
         The Company has adopted  Statement  of Financial  Accounting  Standards
         (SFAS) No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

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

     j)  Concentrations
         Financial   instruments  that   potentially   subject  the  company  to
         concentrations of credit risk consist principally of cash and cash equivalents. At August 31, 2007, the Company had $56,685 US Funds in

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 AUGUST 31, 2007

         deposit in a business bank account, and US equivalent of $35,173 in Canadian funds in a business bank account which are not insured by agencies of the U.S. Government

    k)    Notes Receivable


          During  the  year  ended  August  31,  2007,   the  Company   invested
          approximately $33,000 in notes receivable. The note was uncollateralized, bore interest at 5%, and matured August 2, 2007. During July, 2007, the Company received payment of principal and interest in full. Interest is accrued monthly on notes receivable as earned and is reversed if a loan becomes past due 59 days or more and subsequently recognized on a cash basis if and when remitted by the borrower. The Company carried its notes receivable at cost or loan balance, subject to the valuation procedures as described below. The book value of the financial instruments was representative of its fair values.

          The Company's policy is to maintain a valuation for certain loans that are delinquent, have significant Tollateral deficiencies or have other attributes that reduce their collectibility potential. The valuation cccount would be netted against notes receivable, if applicable.

     l)  Recent Accounting Pronouncements
         There were various accounting standards and interpretations issued during 2007 and 2006, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

     m)  Other
         The Company consists of one reportable business segment.
         The Company paid no dividends during the periods presented.


3.   BASIS OF PRESENTATION - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has minimal business operations to date and has an accumulated deficit as August 31, 2007 of approximately $25,110. These matters raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.


4.       COMMON STOCK

     The Company's authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

     On November 16, 2005, the Company issued 1,500,000 shares of common stock at a price of $0.01 for cash totalling $15,000.

     On November 29, 2005, the Company issued 2,000,000 shares of common stock at a price of $0.01 for cash totalling $20,000.

     On May 31, 2007, the Company issued 880,000 shares of common stock at a price of $0.10 for cash totalling $88,000. The company incurred deferred

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                 AUGUST 31, 2007

     offering costs of $15,787 related to this offering resulting in net proceeds of $72,213.


5.       INCOME TAXES

     The Company is subject to foreign and domestic income taxes. The Company has had losses to date, and therefore has paid no income tax.

     Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry-forwards. The net operating loss carry forwards expire in various years through 2027. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry-forwards. Net operating loss carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

     The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                                    Estimated                      Change in
                     Estimated NOL                  Tax Benefit     Valuation      Valuation      Net Tax
   Period Ending     Carry-forward   NOL Expires    from NOL        Allowance      Allowance      Benefit
  August 31, 2006         4,559            2027           1,140        (1,140)        (1,140)          -
                          25,110           2028           6,278                       (5,138)          -


         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

          Income tax benefit at statutory rate
          resulting from net operating
          loss carry forward                                       (25%)
          Deferred income tax valuation allowance                   25%
                                                             -------------------
          Actual tax rate                                            0%
                                                             ===================


6.       RELATED PARTY TRANSACTIONS

     The Company uses the offices of its President for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


ITEM 8A. Controls and procedures

Evaluation of disclosure controls and procedures.

The management of the Company has evaluated the effectiveness of the Issuer's disclosure controls and procedures as of the end of the period of the report, August 31,2007, and have concluded that the disclosure controls, internal controls, and procedures are adequate and effective based on their evaluation as of August 31, 2007.

There were no changes in the small business issuer's internal control over financial reporting identified in connection with the Company evaluation required by paragraph (d) of Rule 13a-15 or Rule 15d-15 under the Exchange Act that occurred during the small business issuer's fourth fiscal quarter that has materially affected or is reasonably likely to materially affect the small business issuer's internal control over financial reporting.


ITEM 8B. Other Information

None


                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

The following table sets forth the names, ages and positions of the current directors and executive officers of the Company:

     Name                     Age           Offices Held

     Irene Getty              54            Director, CEO, President
     Sandra Rose              34            Director, CFO, Secretary, Treasurer
     Misao Hamilton           40            Director

Irene Getty, President, CEO, Member of the Board,

Ms. Irene Getty has served as our President, CEO, and a member of the Board of Directors since November 16th, 2005. The term of her office is for two years and thereafter renewable on an annual basis. She also served as Secretary/Treasurer from November 16 to November 29, 2005.

Presently Ms. Getty is self employed. Since 1998 Ms. Getty has been self-employed offering bookkeeping and accounting services to other small businesses. She has also been providing training in bookkeeping and accounting software.

From 1993 to 1998 Ms. Getty worked with Speedy Printing and Printfastic Printing in Surrey, British Columbia. Ms. Getty held an administrative role for the company in which she did the bookkeeping and accounting. Following a family move from Edmonton, Alberta, to Surrey British Columbia, in 1986, Ms Getty was a homemaker until April 1993. From 1983 to 1986 Ms. Getty did the bookkeeping and accounting for Baptist General Conference in Alberta and Baptist General
Conference of Canada in Edmonton Alberta. From 1970 to 1982, Ms. Getty was employed by Rendek Construction in Edmonton, Alberta where she began her career as a receptionist and worked into a role as the bookkeeper for the business.

Irene Getty has taken courses in accounting and bookkeeping from Northern Alberta Institute of Technology in Edmonton, Alberta in 1972 and computerized accounting at Pro Soft Training Institute in Surrey, British Columbia in 1993.

Sandra Rose, Secretary/Treasurer, CFO, and Member of the Board,

Ms. Sandra Rose has served as Secretary/Treasurer, CFO, and Director since November 29, 2005. The term of her office is for two years and is thereafter renewable on an annual basis.

Ms. Sandra Rose presently working full time and serves as Assistant Manager for Flight Centre Inc. in Surrey, British Columbia. She has held this position since April 2003.

From November 1995 through November 2001 Ms. Rose worked for Canada 3000 Airlines which was centered in Vancouver, British Columbia, Canada. She began working in Customer Service and eventually became a Senior Flight Attendant with the company. After the company closed operations, Ms. Rose took a year off from work to be a full-time homemaker. She returned to the work force in January 2003 and took the training to became a Life Insurance Representative with AILTIG International, AIL Income Life Insurance, in Burnaby British Columbia.

In June 1995, Sandra Rose graduated from Sheridan College in Oakville, Ontario with a Diploma in Travel and Tourism. She also has taken personal development courses: a First Aid course from St. John's in British Columbia, BST 1 & 2 BC Corps of Commissionaires, Full LLQP Insurance Council of BC, Serving It Right & Super Hosting, and Simply Accounting.

Misao Hamilton, Member of the Board of Directors,

Ms. Misao Hamilton has served on the Board of Directors since November 29, 2005.

Ms. Hamilton has joined the board of directors in order to create the programs and manage the translators for our tours. Language barrier is one of the most difficult aspects of the business and Ms. Hamilton reads and speaks English and Japanese fluently. With her understanding of the Japanese language and culture, Ms. Hamilton will bridge the language barrier in Japan and throughout parts of South East Asia, and deal with issues involving customer service and human resources.

Ms. Hamilton graduated from Hamura High School in Tokyo, Japan in March of 1985 and from the Kokusaibunka Technical College of Hair Design in Tokyo, Japan in September of 1996. Ms. Hamilton has work experience in both Japan and Canada.

Ms. Hamilton is currently employed as a hairstylist at Classic Beauty Salon in New Westminster, British Columbia, Canada. She has worked there since May 2001. From February 1999 to April 2001, she was employed by Sachi's Coiffures Ltd., in Burnaby, British Columbia, Canada.

Code of Ethics

We have not yet prepared written code of ethics and employment standards for our company. We have only recently commenced operations. We expect to implement a Code of Ethics during the current fiscal year.

ITEM 10. EXECUTIVE COMPENSATION

The Executive Officers have not received any compensation since the date of incorporation of our Company, and we did not accrue any compensation. There are no securities authorized for issuance under any equity compensation plan, or any options, warrants, or rights to purchase our common stock.

Compensation of Directors

We do not compensate our directors for their time spent on behalf of our Company, but they are entitled to receive reimbursement for all out of pocket expenses incurred for attendance at our Board of Directors meetings.

Pension and Retirement Plans

Currently, we do not offer any annuity, pension or retirement benefits to be paid to any of our officers, directors or employees, in the event of retirement. There are also no compensatory plans or arrangements with respect to any individual named above which results or will result from the resignation, retirement or any other termination of employment with our company, or from a change in the control of our Company.

Employment Agreements

We do not have written employment agreements with any of our key employees.

Audit Committee

Presently the Board of Directors is performing the duties that would normally be performed by an audit committee. We intend to form a separate audit committee, and are seeking potential independent directors. We are seeking experienced business people and plan to appoint an individual qualified as an audit committee financial expert.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of August 31, 2007 with respect to any person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the "Commission") pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company's Common Stock. As of August 31, 2007, there were 4,380,000 shares of Common Stock outstanding.

The number of shares of Common Stock beneficially owned by each person is determined under the rules of the Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares as to which such person has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days after the date hereof, through the exercise of any stock option, warrant or other right. Unless otherwise indicated, each person has sole investment and voting power (or shares such power with his or her spouse) with respect to the shares set forth in the following table. The inclusion herein of any shares deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.

The table also shows the number of shares beneficially owned as of August 31, 2007 by each of the individual directors and executive officers and by all directors and executive officers as a group.


===============================================================================================================
                                                                       Amount and Nature of
Title of      Name and Address of Beneficial Owner                     Beneficial Ownership   Percent of Class1
Class
---------------------------------------------------------------------------------------------------------------
Common        Irene Getty                                                          1,500,000            34.25%
              President and member of the Board of Directors
              #`11, 16318 - 82 Avenue
              Surrey, British Columbia, Canada, V3S 8K2
---------------------------------------------------------------------------------------------------------------
Common        Sandra Rose                                                          1,000,000            22.83%
              Secretary/Treasurer and Member of Board of Directors
              1577 Stayte Road
              White Rock, British Columbia, Canada, V4B 4Z4
---------------------------------------------------------------------------------------------------------------
Common        Misao Hamilton                                                       1,000,000            22.83%


              Member of the Board of Directors
              #1405 - 420 Carnarvon Street
              New Westminster, B.C., Canada, V3L 5P1
---------------------------------------------------------------------------------------------------------------

Common        Directors and officers as a group of 3                               3,500,000            79.91%
===============================================================================================================

(1) Percent of Ownership is calculated in accordance with the Securities and Exchange Commission's Rule 13(d) - 13(d)(1)


ITEM  12.  CERTAIN   RELATIONSHIPS   AND  RELATED   TRANSACTIONS   AND  DIRECTOR
INDEPENDENCE.

Other than the stock transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any founder, director, executive officer, shareholder of our company or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

On November 16, 2005, Irene Getty, who is the founder of our company and a member of the board of directors, purchased by subscription 1,500,000 shares of common stock at a price of $0.01 per share for a total of $15,000.

The officer and director, namely, Sandra Rose and director Misao Hamilton each purchased by subscription 1,000,000 shares for a total of 2,000,000 shares of our common stock on November 29th, 2005, at a private offering price of $0.01 per share for a total of $20,000.

All of the above noted securities were sold in reliance on Regulation D, Section 504 of the Securities Act of 1933. All shareholders are subject to Rule 144 of the Securities Act of 1933 with respect to resale. We relied the exemption from registration since we were not subject to the reporting requirements of Section 13 or 15(d) of the Securities Act of 1933, not an investment company, we had a specific business plan at the time we sold the securities, we are not a blank check company, as that term is defined in Rule 419(a)(2) of Regulation C or Rule 504 (a)(3) of Regulation D of the Securities Act of 1933, and the aggregate offering price was less that $1,000,000. All of the subscribers were Directors and Officers of our Company.


ITEM 13  EXHIBITS.

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

     * Incorporated by reference to our SB2 Registration Statement, file number 333-138989, filed on November 29, 2006.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the year ended August 31,

2006, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during the fiscal year ended August 31, 2007, were $3,800, and $2,550, respectively. The audit fees for the year ended August 31, 2007 have not yet been billed.

Audit Related Fees.

We did not incur any fees in connection with auditors for audit related fees during the fiscal year ended August 31, 2007 and 2006.

Tax Fees.

We did not incur any fees in connection with auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended August 31, 2007 and 2006.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal year ended August 31, 2007 and 2006.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 6th day of November, 2007.


                              SEA 2 SKY CORPORATION


Date: November 15, 2007                     By: /s/ Irene Getty
                                                ---------------

                                            Name: Irene Getty
                                            Title: President/CEO, principal
                                                   executive officer



Date: November 15, 2007                     By: /s/ Sandra Rose
                                                ---------------
                                            Name: Sandra Rose
                                            Title: Chief Financial Officer,
                                                   principal financial officer
                                                   and principal accounting
                                                   officer