Form 10QSB
period 2007-11-30
SEA 2 SKY CORP
filed 2008-01-22
CIK 1381341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2007

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

Number of shares issued and outstanding of the registrant's class of common stock as of January 7, 2008: 4,380,000 shares of common stock

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company did not recognize any revenue for the quarter ended November 30, 2007.

Transitional Small Business Disclosure Format:  Yes [_]   No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS






                              SEA 2 SKY CORPORATION

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                November 30, 2007

                                   (Unaudited)

                                                                        Page

Financial Statements:

         Balance Sheets                                                 F-2

         Interim Statements of Operations                               F-3

         Interim Statements of Cash Flows                               F-4

         Interim Statement of Stockholders' Equity                      F-5

         Notes to Interim Financial Statements                       F-6 to F-9


                                      SEA 2 SKY CORPORATION
                                  (A Development Stage Company)

                                         BALANCE SHEETS



                                                                               November 30, 2007       August 31, 2007
                                                                                  (unaudited)           (See Note 1)
 ASSETS

 Current Assets:
    Cash                                                                    $      62,078       $       91,858

                                                                           ------------------------------------------

    Total Current Assets                                                           62,078               91,858
                                                                           ------------------------------------------

 Office Equipment costs, net of depreciation of $90                                 3,159                    -
 Computer Equipment costs, net of depreciation of $31                               1,858                    -
 Website Development costs, net of amortization of $130                             4,539                    -
                                                                           ------------------------------------------
                                                                                    9,556                    -
 Total Assets                                                               $      71,634       $       91,858

                                                                           ==========================================

 LIABILITIES

 Current Liabilities:
    Accounts payable                                                        $          60       $        1,079
    Accrued liabilities                                                             6,236                5,700
                                                                           ------------------------------------------

    Total Current Liabilities                                                       6,296                6,779
                                                                           ------------------------------------------

 STOCKHOLDERS' EQUITY

 Capital Stock
     Authorized:
         75,000,000 common shares, par value $0.001 per share
     Issued and outstanding:
          4,380,000 common shares at November 30, 2007 and August 31,               4,380                4,380

      Additional paid-in capital                                                  102,833              102,833

      Accumulated comprehensive income                                              6,505                2,976

 Deficit Accumulated During the Development Stage                                 (48,380)             (25,110)
                                                                           ------------------------------------------

    Total Stockholders' Equity                                                     65,338               85,079
                                                                           ------------------------------------------

      Total Liabilities and Stockholders' Equity                            $      71,634       $       91,858

                                                                           ==========================================

                The accompanying notes are an integral part of these statements.

                                              F-2



                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)


                            STATEMENTS OF OPERATIONS


                                   (Unaudited)


                                                                                                      Date of Inception
                                                                                                   (November 16, 2005) to
                                            Three months ended          Three-months ended            November 30, 2007
                                             November 30, 2007           November 30, 2006
                                      -------------------------------------------------------------------------------------
Revenue                               $                   -       $                  -         $                     -
                                      -------------------------------------------------------------------------------------


Expenses
     Amortization & depreciation                        252                          -                              252
     Marketing                                       10,329                          -                           10,329
     Office and administration                          967                        376                            4,282
     Organizational costs                                 -                          -                            1,153
     Professional fees                               11,722                      3,080                           32,570
                                      -------------------------------------------------------------------------------------

                                                     23,270                      3,456                           48,586
                                      -------------------------------------------------------------------------------------

Net Loss From Operations                            (23,270)                    (3,456)                         (48,586)
                                      -------------------------------------------------------------------------------------

     Other Income
     Interest Income                                      -                          -                              206
                                      -------------------------------------------------------------------------------------

Net Loss                              $             (23,270)      $             (3,456)        $                (48,380)
                                      =====================================================================================


Basic And Diluted Loss Per Share      $                (.01)      $              Nil           $
                                      =====================================================================================


Weighted Average Number Of Shares
Outstanding                                       4,380,000                  3,500,000
                                      =====================================================================================


                The accompanying notes are an integral part of these statements.

                                              F-3


                                      SEA 2 SKY CORPORATION
                                  (A Development Stage Company)

                                    STATEMENTS OF CASH FLOWS


                                           (Unaudited)


                                                   Three months                                     Date of Inception
                                                  ended November        Three months ended to       (November 16, 2005) to
                                                     30, 2007             November 30, 2006         November 30, 2007
------------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net loss for the period                  $          (23,270)  $            (3,456)         $                (48,380)

     Amortization and depreciation                           252                     -                               252
                                              --------------------------------------------------------------------------------

Adjustments to Reconcile Net Loss to Net
Cash Used by Operating Activities
     Accounts payable and accrued
     liabilities                                            (483)                2,340                             6,296

                                              --------------------------------------------------------------------------------
     Net Cash (Used in) Operating Activities             (23,501)               (1,116)                          (41,832)
                                              --------------------------------------------------------------------------------

Cash Flows from Investing Activities
     Additions to fixed assets                            (9,808)                    -                            (9,808)
                                              --------------------------------------------------------------------------------
     Net Cash Used In Investing Activities                (9,808)                    -                            (9,808)
                                              --------------------------------------------------------------------------------

Cash Flows From Financing Activity
     Issuance of common shares                                 -                     -                           123,000
     Deferred offering costs                                   -                (7,500)                          (15,787)
     Foreign currency translation adjustment               3,529                     -                             6,505
                                              --------------------------------------------------------------------------------
     Net Cash Provided (used) by Financing
     Activities                                            3,529                (7,500)                          113,718
                                              --------------------------------------------------------------------------------

(Decrease) Increase in Cash                              (29,780)               (8,616)                           62,078

Cash, Beginning Of Period                                 91,858                33,441                                 -
                                              --------------------------------------------------------------------------------

Cash, End Of Period                           $           62,078   $            24,825          $                 62,078
                                              ================================================================================


Supplemental Disclosure Of Cash Flow
     Cash paid for:
         Interest                             $                -   $                 -          $                      -
         Income taxes                         $                -   $                 -          $                      -
                                              ================================================================================


                The accompanying notes are an integral part of these statements.




                                      SEA 2 SKY CORPORATION
                                  (A Development Stage Company)

                                STATEMENT OF STOCKHOLDERS' EQUITY

         For the Period from November 16, 2005 (Date of Inception) to November 30, 2007
                                           (unaudited)



                                                                                    DEFICIT
                                               CAPITAL STOCK                      ACCUMULATED         ACCUMULATED
                               -----------------------------------------------
                                                                ADDITIONAL         DURING THE           COMPRE-
                                                                  PAID-IN         DEVELOPMENT           HENSIVE
                                  SHARES          AMOUNT          CAPITAL            STAGE           INCOME (LOSS)         TOTAL
                               -----------------------------------------------------------------------------------------------------

November 16, 2005 - Shares
  issued for cash at $0.01         1,500,000  $      1,500    $       13,500   $             -     $          -        $     15,000
November 29, 2005 - Shares
  issued for cash at $0.01         2,000,000         2,000            18,000                 -                -              20,000
Net loss for the period
  ended August 31, 2006                    -             -                 -            (4,559)                              (4,559)
                               -----------------------------------------------------------------------------------------------------

Balance, August 31, 2006           3,500,000         3,500            31,500            (4,559)               -              30,441
                               -----------------------------------------------------------------------------------------------------

May 31, 2007 - Shares issued
for cash at $0.10, net of
deferred offering costs of           880,000           880            71,333                 -                -              72,213
$15,787

Foreign currency translation
adjustment                                 -             -                 -                 -           2,976                2,976

Net loss for the year ended
August 31, 2007                            -             -                 -           (20,551)              -              (20,551)
                               -----------------------------------------------------------------------------------------------------

Balance, August 31, 2007           4,380,000         4,380           102,833           (25,110)          2,976               85,079
                               -----------------------------------------------------------------------------------------------------

Foreign currency translation
adjustment                                 -             -                 -                 -           3,529                3,529

Net loss for the period
ended November 30, 2007                    -             -                 -           (23,270)              -              (23,270)
                               -----------------------------------------------------------------------------------------------------

Balance, November 30, 2007         4,380,000  $      4,380    $      102,833   $       (48,380)    $     6,505         $     65,338
                               =====================================================================================================

                The accompanying notes are an integral part of these statements.

                                              F-6

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2007
                                   (Unaudited)

1.    BASIS OF PRESENTATION

      While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company's audited August 31, 2007 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company's August 31, 2007 audited financial statements.

      The information as of August 31, 2007 is taken from the audited financial statements of that date.


2.    NATURE AND CONTINUENCE OF OPERATIONS

     a)  Organization
         The Company was incorporated in the State of Nevada, United States of America, on November 16, 2005. The Company's year end is August 31st.

     b)  Development Stage Activities
         The Company is in the development stage as defined by Financial Accounting Standard No. 7 and has not yet realized any revenues from its planned operations. Sea 2 Sky's business plan is to provide personal guided tours to tourists who travel to North America by way of British Columbia, Canada.

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

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2007
                                   (Unaudited)

         c)   Basic and Diluted Loss per Share
              In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At November 30, 2007, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

              Gains and losses on re-measurement are included in determining net income for the period

              Translation of balances from the functional currency into the reporting currency is conducted as follows:

              Assets and liabilities at the rate of exchange in effect at the balance sheet date,
              ii)  Equity at historical rates, and
              iii) Revenue and expense items at the average rate of exchange prevailing during the period.

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

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2007
                                   (Unaudited)

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

          j)  Concentrations
              Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At November 30, 2007, the Company had $ 53,059 US Funds in deposit in a business bank account and US equivalent of $9,019 in Canadian funds in a business bank account which are insured by agencies of the U.S. Government.

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


4.       BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has no business operations to date and has losses at November 30, 2007 of approximately $48,380.

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

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 2007
                                   (Unaudited)


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

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                                        Estimated Tax                  Change in
                         Estimated NOL                  Benefit from     Valuation     Valuation      Net Tax
       Period Ending     Carry-forward   NOL Expires    NOL              Allowance     Allowance      Benefit
      August 31, 2006         $4,559           2027           $1,140       $(1,140)      $(1,140)          -
      August 31, 2007        $25,110           2028           $6,278       $(6,278)       $(5,138)         -
     November 30, 2007       $48,380           2028          $12,095                      $(5,817)         -

         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

        Income tax benefit at statutory rate resulting from net operating
        loss carryforward                                             (25%)
        Deferred income tax valuation allowance                        25%
                                                                  --------------
                                                                  --------------
        Actual tax rate                                                0%
                                                                  ==============


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

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB and in our Form 10 KSB filed on November 28, 2007.

The independent registered public accounting firm's report on the Company's financial statements as of August 31, 2007, include a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 2 to the unaudited quarterly financial statements.

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

Plan of Operation

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

Our marketing strategy involves cross promotions with other travel agencies and like-minded businesses to increase the awareness of services. We plan to participate in special interest mailing lists to gain visibility among targeted audiences as well as generate traffic for the website. We also plan to participate in industry related newsgroups to gain visibility and develop relationships within targeted markets. This marketing plan will unfold over the next three (3) months with budgeted costs beginning at $4,500 and rising to $9,600 over the course of this period.

During the first stages of our growth, the officers and directors will provide all the labor required to operate the website, travel arrangements and bookings at no additional cost. Since we intend to operate with very limited administrative support, the officers and directors will continue to be responsible until at least August 2008.

Our marketing strategy is to offer all-inclusive travel packages that feature destination locations in Canada. These packages will be initially marketed to the Japanese market, with the intent to expand into the South East Asian market:
Tokyo, Seoul, Bangkok, Hong Kong, and Abu Dhabi. These cities will have affiliate travel agencies in them working with us to market products and services. Other cities will have promotions such as print and direct mail but will not have affiliate travel agencies. Cross promotions with other agencies will be how we will primarily market in other cities throughout the world.
We do not expect to conduct any research and development or expect to purchase or sell any plant or significant equipment during the next twelve month period.

Other than its current officers, our company has no employees at the present time. We do not expect to hire any employees within the next twelve months.


Liquidity

At November 30, 2007, we had working capital of $55,782, compared to working capital of $85,079 at August 31, 2007. At November 30, 2007, our total assets consisted of cash of $62,078, $3,159 of office equipment, $1,858 of computer equipment and $4,539 of website development. This compares with total assets at August 31, 2007 that consisted of cash of $91,858.

At November 30, 2007, our total current liabilities consisting of accounts payable of $60 and accrued liabilities of $6, 236, decreased to $6,296 from $6,779, which consisted of accounts payable of $1,079 and accrued liabilities of $5,700 at August 31, 2007.

Cash on hand is currently our only sources of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We have not recognized any revenues from inception to November 30, 2007. Our short and long term survival is dependent on funding from sales of securities and, as necessary, from shareholder loans. We believe our existing cash balances are sufficient to carry our normal operations for the next six (6) months. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company on acceptable terms.

Results of Operations
For the three months ended November 30, 2007 operating expenses were $23,270 compared to $3,456 during the three months ended November 30, 2006. The increase of $19,814 was due to an increase in our operational activities. Operating expenses during the three months ended November 30, 2007 and consisted primarily of professional fees of $11,722 and marketing costs of $10,329, our company posted losses of $23,270 for the three month period ended November 30, 2007, compared to $3,456 for the three month period ended November 30, 2006, which consisted of professional fees of $3,080 and office and administration costs of $376.

During the three months ended November 30, 2007, we recognized a net loss of $23,270 compared to $3,456 for the three months ended November 30, 2006. The $19,814 increase is a result of the factors described above.

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

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.


Item 6.           Exhibits

(a) Pursuant to Rule 601 of Regulation S-B, the following exhibits are included herein or incorporated by reference.

     Exhibit
     Number          Description

     3.1 Articles of Incorporation*
     3.2 By-laws*
     31.1 CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
     31.2 CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
     32.1 CERTIFICATION PURSUANT TO 18 U.S.C.  ss. 1350, SECTION 906
     32.2 CERTIFICATION PURSUANT TO 18 U.S.C.  ss. 1350, SECTION 906

     * Incorporated by reference to our SB2 Registration Statement, file number 333-138989, filed on November 29, 2006.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of January, 2008.


                                        SEA 2 SKY CORPORATION


Date: January 10, 2008                      By: /s/ Irene Getty
                                                ---------------

                                            Name: Irene Getty
                                            Title: President/CEO, principal
                                                   executive officer



Date: January 10, 2008                      By: /s/ Sandra Rose
                                                ---------------

                                            Name: Sandra Rose
                                            Title: Chief Financial Officer,
                                                   principal financial officer
                                                   and principal accounting
                                                   officer