Form 10QSB
period 2008-02-29
SEA 2 SKY CORP
filed 2008-04-11
CIK 1381341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 29, 2008

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-138989

                              SEA 2 SKY CORPORATION
             (Exact name of registrant as specified in its charter)

               Nevada                                        98-0479847
-------------------------------------               ----------------------------
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
Yes   X         No
     ----          -----

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No X
                                    ----     ---

Number of shares issued and outstanding of the registrant's class of common stock as of April 10, 2008: 4,380,000 shares of common stock

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recognized revenues of $9,605 for the quarter ended February 29, 2008.

Transitional Small Business Disclosure Format:  Yes       No  X
                                                    ----     ----



PART I - FINANCIAL INFORMATION


Item 1            Financial Statements      (Unaudited)                                      Page
                                                                                             ----

            Balance Sheets                                                                    F-2

            Interim Statements of Operations                                               F-3 to F-4

            Interim Statements of Cash Flows                                                  F-5

            Interim Statement of Stockholders' Equity                                         F-6

            Notes to Interim Financial Statements                                         F-7 to F-11


Item 2            Management's Discussion and Analysis                                           3

Item 3.           Controls and Procedures                                                        5

PART II - OTHER INFORMATION

Item 1            Legal Proceedings - Not Applicable                                             5

Item 2            Unregistered Sales of Equity Securities and Use of Proceeds                    5
                  - Not Applicable

Item 3            Defaults Upon Senior Securities - Not Applicable                               6

Item 4             Submission of Matters to a Vote of Security Holders - Not Applicable          6

Item 5            Other Information - Not Applicable                                             6

Item 6            Exhibits                                                                       6

SIGNATURES                                                                                       7

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS






                              SEA 2 SKY CORPORATION

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                February 29, 2008

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

            Balance Sheets                                              F-2

            Interim Statements of Operations                         F-3 to F4

            Interim Statements of Cash Flows                            F-5

            Interim Statement of Stockholders' Equity                   F-6

            Notes to Interim Financial Statements                   F-7 to F-11


                                      SEA 2 SKY CORPORATION
                                  (A Development Stage Company)

                                         BALANCE SHEETS



                                                                            February 29, 2008       August 31, 2007
                                                                               (unaudited)           (See Note 1)

 ASSETS

 Current Assets:
    Cash                                                                    $       46,630       $        91,858
                                                                           ------------------------------------------

    Total Current Assets                                                            46,630                91,858
                                                                           ------------------------------------------

 Office Equipment, net of depreciation of $126                                       1,763                     -
 Computer Equipment, net of depreciation of $361                                     2,889                     -
 Website Development, net of amortization of $519                                    4,150                     -
                                                                           ------------------------------------------

                                                                                     8,802                     -
                                                                           ------------------------------------------

 Total Assets                                                               $       55,432       $        91,858
                                                                           ==========================================

 LIABILITIES

 Current Liabilities:
    Accounts payable                                                        $          451       $         1,079
    Accrued liabilities                                                              2,700                 5,700
                                                                           ------------------------------------------

    Total Current Liabilities                                                        3,151                 6,779
                                                                           ------------------------------------------


 STOCKHOLDERS' EQUITY

 Capital Stock
     Authorized:
         75,000,000 common shares, par value $0.001 per share
     Issued and outstanding:
          4,380,000 common shares at February 29, 2008 and August 31,
          2007, respectively                                                         4,380                 4,380

      Additional paid-in capital                                                   102,833               102,833

      Accumulated comprehensive income                                               6,891                 2,976

 Deficit Accumulated During the Development Stage                                  (61,823)              (25,110)
                                                                           ------------------------------------------

    Total Stockholders' Equity                                                      52,281                85,079
                                                                           ------------------------------------------

      Total Liabilities and Stockholders' Equity                            $       55,432       $        91,858
                                                                           ==========================================

                The accompanying notes are an integral part of these statements.
                                              F-2



                                      SEA 2 SKY CORPORATION
                                  (A Development Stage Company)


                                    STATEMENTS OF OPERATIONS

                                           (Unaudited)



                                            Three months ended          Three months ended
                                             February 29, 2008             February 28,
                                                                               2007
                                      -----------------------------------------------------

Revenue                               $               9,605       $                  -
                                      -----------------------------------------------------

Cost of Goods Sold                                    8,800                          -
                                      -----------------------------------------------------

                                                        805                          -
                                      -----------------------------------------------------


Expenses
     Amortization & depreciation                        754                          -
     Marketing                                        9,600                          -
     Office and administration                          146                        257
     Organizational costs                                 -                          -
     Professional fees                                3,748                      3,050
                                      -----------------------------------------------------

                                                     14,248                      3,307
                                      -----------------------------------------------------

Net Loss From Operations                            (13,443)                    (3,307)
                                      -----------------------------------------------------

     Other Income
     Interest Income                                      -                          -
                                      -----------------------------------------------------

Net Loss                              $             (13,443)      $             (3,307)
                                      =====================================================


Basic And Diluted Loss Per Share
                                      $                   *       $                *
                                      =====================================================


Weighted Average Number Of Shares
Outstanding                                       4,380,000                  3,500,000
                                      =====================================================

                          *Less than $(0.01) per share.


        The accompanying notes are an integral part of these statements.
                                      F-3



                                      SEA 2 SKY CORPORATION
                                  (A Development Stage Company)


                                    STATEMENTS OF OPERATIONS

                                           (Unaudited)


                                                                                                      Date of Inception
                                             Six months ended            Six months ended          (November 16, 2005) to
                                             February 29, 2008           February 28, 2007            February 29, 2008
                                      -------------------------------------------------------------------------------------

Revenue                               $               9,605       $                  -         $                  9,605
                                      -------------------------------------------------------------------------------------

Cost of Goods Sold                                    8,800                          -                            8,800
                                      -------------------------------------------------------------------------------------

                                                        805                          -                              805
                                      -------------------------------------------------------------------------------------


Expenses
     Amortization & depreciation                      1,006                          -                            1,006
     Marketing                                       19,929                          -                           19,929
     Office and administration                        1,113                        632                            4,428
     Organizational costs                                 -                          -                            1,153
     Professional fees                               15,470                      6,130                           36,318
                                      -------------------------------------------------------------------------------------

                                                     37,518                      6,762                           62,834
                                      -------------------------------------------------------------------------------------

Net Loss From Operations                            (36,713)                    (6,762)                         (62,029)
                                      -------------------------------------------------------------------------------------

     Other Income
     Interest Income                                      -                          -                              206
                                      -------------------------------------------------------------------------------------

Net Loss                              $             (36,713)      $             (6,762)        $                (61,823)
                                      =====================================================================================


Basic And Diluted Loss Per Share      $                (.01)      $                  *         $                    (.02)
                                      =====================================================================================

Weighted Average Number Of Shares
Outstanding                                       4,380,000                  3,500,000                        3,758,373
                                      =====================================================================================

                                         * Less than $(0.01) per share.

                The accompanying notes are an integral part of these statements.
                                              F-4



                                      SEA 2 SKY CORPORATION
                                  (A Development Stage Company)

                                    STATEMENTS OF CASH FLOWS

                                           (Unaudited)


                                                    Six months
                                                  ended February         Six months ended to        Date of Inception
                                                     29, 2008                February 28,           (November 16, 2005) to
                                                                                 2007               February 29, 2008
----------------------------------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
     Net loss                                 $          (36,713)  $            (6,762)         $                (61,823)
     Adjustments  to  Reconcile  Net Loss to
     Net Cash Used by Operating Activities:
     Amortization and depreciation                         1,006                     -                             1,006

Changes in Operating Assets and
Liabilities:
     (Decrease) increase in accounts
     payable and accrued liabilities                      (3,628)                 (700)                            3,151

                                              ------------------------------------------------------------------------------
     Net Cash Used In Operating Activities
                                                         (39,335)               (7,462)                          (57,666)
                                              ------------------------------------------------------------------------------

                                              ------------------------------------------------------------------------------
Cash Flows from Investing Activities
     Purchase of fixed assets                             (9,808)                    -                            (9,808)
                                              ------------------------------------------------------------------------------
     Net Cash Used In Investing Activities
                                                          (9,808)                    -                            (9,808)
                                              ------------------------------------------------------------------------------

Cash Flows From Financing Activities
     Issuance of common stock                                  -                     -                           123,000
     Offering costs                                            -               (15,000)                          (15,787)
     Foreign currency translation adjustment
                                                           3,915                     -                             6,891
                                              ------------------------------------------------------------------------------
     Net Cash Provided by (used in)
     Financing Activities                                  3,915               (15,000)                          114,104
                                              ------------------------------------------------------------------------------

                                              ------------------------------------------------------------------------------

Net (Decrease) Increase in Cash                          (45,228)              (22,462)                           46,630

Cash, Beginning Of Period                                 91,858                33,441                                 -
                                              ------------------------------------------------------------------------------

Cash, End Of Period                           $           46,630   $            10,979          $                 46,630
                                              ==============================================================================

Supplemental Disclosure Of Cash Flow
Information
     Cash paid for:
         Interest                             $                -   $                 -          $                      -
         Income taxes                         $                -   $                 -          $                      -
                                              ==============================================================================

                The accompanying notes are an integral part of these statements.
                                              F-5



                                      SEA 2 SKY CORPORATION
                                  (A Development Stage Company)

                                STATEMENT OF STOCKHOLDERS' EQUITY

         For the Period from November 16, 2005 (Date of Inception) to February 29, 2008

                                           (unaudited)


                                                                                    DEFICIT
                                               CAPITAL STOCK                      ACCUMULATED        ACCUMULATED
                               ---------------------------------------------
                                                                ADDITIONAL         DURING THE           COMPRE-
                                                                  PAID-IN         DEVELOPMENT           HENSIVE
                                  SHARES          AMOUNT          CAPITAL            STAGE           INCOME (LOSS)         TOTAL
                               -----------------------------------------------------------------------------------------------------

November 16, 2005 - Shares
  issued for cash at $0.01         1,500,000  $      1,500    $       13,500   $             -     $          -        $     15,000
November 29, 2005 - Shares
  issued for cash at $0.01         2,000,000         2,000            18,000                 -                -              20,000

Net loss for the period
ended August 31, 2006                      -             -                 -            (4,559)                              (4,559)
                               -----------------------------------------------------------------------------------------------------

Balance, August 31, 2006           3,500,000         3,500            31,500            (4,559)               -              30,441
                               -----------------------------------------------------------------------------------------------------

May 31, 2007 - Shares issued
for cash at $0.10, net of
offering costs of $15,787            880,000           880            71,333                 -                -              72,213

Foreign currency translation
adjustment                                 -             -                 -                 -            2,976               2,976

Net loss for the year ended
August 31, 2007                            -             -                 -           (20,551)               -             (20,551)
                               -----------------------------------------------------------------------------------------------------

Balance, August 31, 2007           4,380,000         4,380           102,833           (25,110)           2,976              85,079
                               -----------------------------------------------------------------------------------------------------

Foreign currency translation
adjustment                                 -             -                 -                 -            3,915               3,915

Net loss for the period
ended February 29, 2008                    -             -                 -           (36,713)               -             (36,713)
                               -----------------------------------------------------------------------------------------------------

Balance, February 29, 2008         4,380,000  $      4,380    $      102,833   $       (61,823)    $         6,891     $     52,281
                               =====================================================================================================

                The accompanying notes are an integral part of these statements.
                                              F-6

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                February 29, 2008
                                   (Unaudited)


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

     b)  Development Stage Activities
         The Company is in the development stage as defined by Financial Accounting Standard (FAS) No. 7 and has realized minimal revenues from its planned operations. Sea 2 Sky's business plan is to provide personal guided tours to tourists who travel to North America by way of British Columbia, Canada.

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

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                February 29, 2008
                                   (Unaudited)

         c)   Basic and Diluted Loss per Share
              In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At February 29, 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

         e)   Revenue Recognition
              The Company 's policy is that revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

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

         g)   Comprehensive Income (Loss)
              The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements beginning in 1998. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                February 29, 2008
                                   (Unaudited)


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

         j)   Equipment
              Property and equipment are recorded at cost and depreciated over their estimated useful lives. The Company uses the straight-line method of depreciation. A summary of the estimated useful lives follows:

                  Computer equipment                 3 years

         k)   Website Development Costs
              Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website is capitalized until initial implementation. Upon implementation, the asset is amortized to expense over its estimated useful life of three years using the straight-line method. Accumulated amortization at February 29, 2008 was $519. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

         l)   Stock-Based Compensation
               Beginning July 1, 2006, the Company adopted the provisions of and accounts for stock-based compensation in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 123 - revised 2004 ("SFAS 123R"), Share-Based Payment. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. During the six months ended February 29, 2008 and 2007, the Company did not grant any stock awards.

         m)   Concentrations
              Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At February 29, 2008, the Company had $ 27,620 US Funds in deposit in a business bank account and US equivalent of $ 19,010 in Canadian funds in a business bank account which are not insured by agencies of the U.S. Government.

         n)   Recent Accounting Pronouncements
              There were various accounting standards and interpretations issued during 2008 and 2007, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

         o)   Other
              The Company consists of one reportable business segment. The Company paid no dividends during the periods presented.

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                February 29, 2008
                                   (Unaudited)

4.       BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has minimal business operations to date and has an accumulated deficit at February 29, 2008 of $ 61,823.

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

6.       INCOME TAXES

         The Company is subject to US federal income taxes. The Company has minimal income with net losses of $61,823 since inception, and therefore has paid no income tax.

         Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry-forwards. The net operating loss carry forwards expire in 2028. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry-forwards. Net operating loss carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                                        Estimated Tax                  Change in
                         Estimated NOL                  Benefit from     Valuation     Valuation      Net Tax
       Period Ending     Carry-forward   NOL Expires    NOL              Allowance     Allowance      Benefit
      August 31, 2007        $25,110           2027           $6,278       $(6,278)       $(5,138)         -
     February 29, 2008       $61,823           2028          $15,456                      $(9,178)         -

         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

        Income tax benefit at statutory rate resulting from net operating
        loss carryforward                                               (25%)
        Deferred income tax valuation allowance                          25%
                                                                    ------------
                                                                    ------------
        Actual tax rate                                                  0%
                                                                    ============

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                February 29, 2008
                                   (Unaudited)


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

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB, in our Form 10-QSB filed January 22, 2008, and in our Form 10-KSB filed on November 28, 2007.

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

Operations

We are establishing a business which provides travel packages that include professional, personalized service for visitors who travels to British Columbia.

We plan to create strategic partnerships with travel and special event companies that will result in reciprocal advertising on each other's web site or other cross promotional print advertising. Additionally, we may charge these travel companies for advertisement banners on our website. The partnerships that develop will enable us to grow our customer base and expand our business to increasing exposure to our website to the consumers that view these sponsors' web sites.

Principal Products and Services
-------------------------------

We have begun to provide all-inclusive travel packages with a personalized assistant to take care of every aspect of the trip. The personal assistant's primary focus is to bridge the language barrier which often creates frustration for travelers. We cater to the expressed needs of our clients providing an all inclusive travel experience.

Plan of Operation

We recognized revenues of $9,605 from the sale of our travel packages during the six months ending February 29, 2008

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

We have begun to design a promotional campaign that is tailored to each regional market's diversity. Our website is our main source of promotion and facilitation for visitors booking their vacations.

Part of our marketing strategy is to offer all-inclusive travel packages that target the Japanese market, with the intent to expand into the South East Asian market: Tokyo, Seoul, Bangkok, Hong Kong, and Abu Dhabi. We are working to establish affiliate travel agencies in these cities who will work with us to market our product and services.

We do not anticipate making any other major purchases of capital assets, or conducting any research and development. Our current corporate employee count is expected to remain the same for the next year.

Liquidity

At February 29, 2008, we had working capital of $43,479, compared to working capital of $85,079 at August 31, 2007. At February 29, 2008, our total assets consisted of cash of $46,630, $1,763 of office equipment (net depreciation), $2,889 of computer equipment and $4,150 of website development. This compares with total assets at August 31, 2007 that consisted of cash of $91,858.

At February 29, 2008, our total current liabilities consisting of accounts payable of $451 and accrued liabilities of $2,700, decreased to $3,151 from total current liabilities of $6,779 at August 31, 2007, which consisted of accounts payable of $1,079 and accrued liabilities of $5,700.

Cash on hand is currently our only sources of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We recognized $9,605 in revenues from operations during the six months ending February 29, 2008. Our short and long term survival is dependent on sufficient revenue resulting in a profitable operation or funding from sales of securities as necessary.

We believe our existing cash balances are sufficient to carry our normal operations. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company on acceptable terms.

Results of Operations

For The Three Months Ended February 29, 2008 Compared To The Three Months Ended February 28, 2007.

We recognized $9,605 in revenues from the sale of travel packages during the three months ending February 29, 2008. Cost of goods sold for the three months ended February 29, 2008 were $8,800, resulting in a gross profit of $805. During the three months ended February 28, 2007, we did not recognize any revenues from operational activity.

For the three months ended February 29, 2008, operating expenses were $14,248 compared to $3,307 during the three months ended February 28, 2007. The increase of $10,941 was due to an increase in our operational activities over the prior period. Operating expenses during the three months ended February 29, 2008 consisted of professional fees of $3,748, marketing costs of $9,600, amortization and depreciation of $754 and office and administration costs of $146, compared to professional fees of $3,050 and office and administration costs of $257 for the three months ended February 28, 2007.

During the three months ended February 29, 2008, we recognized a net loss of $13,443 compared to a net loss of $3,307 for the three months ended February 29, 2007. The increase of $10,136 is due to increase in the Company's operational activities over the prior period as discussed above.

For The Six Months Ended February 29, 2008 Compared To The Six Months Ended February 28, 2007

We recognized $9,605 in revenues from the sale of travel packages during the six months ending February 29, 2008. Cost of goods sold for the six months ended February 29, 2008 were $8,800, resulting in a gross profit of $805. During the six months ended February 28, 2007, we did not recognize any revenues from our operational activities.

During the six months ended February 29, 2008, we incurred operating expenses of $37,518 compared to $6,762 during the six months ended February 28, 2007. The increase of $30,756 is a result of our increased operational activities primarily in our sales and marketing efforts. During the six months ended February 29, 2008, operational expenses consisted of $19,929 in marketing, $15,470 in professional fees, $1,113 in office and administrative expenses and $1,006 in depreciation and amortization costs.

During the six months ended February, we recognized a net loss of $36,713 compared to a net loss of $6,762 for the six month period ended February 28, 2007. The $29,951 increased loss is a result of the factors described above.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of April, 2008.


                                            SEA 2 SKY CORPORATION


Date: April 10, 2008                        By: /s/ Irene Getty
                                                ---------------

                                            Name: Irene Getty
                                            Title: President/CEO, principal
                                            executive officer



Date: April 10, 2008                        By: /s/ Sandra Rose
                                                ---------------

                                            Name: Sandra Rose
                                            Title: Chief Financial Officer,
                                            principal financial officer and
                                            principal accounting officer