Form 10QSB
period 2008-05-31
SEA 2 SKY CORP
filed 2008-07-09
CIK 1381341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2008

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-138989

                              SEA 2 SKY CORPORATION
             (Exact name of registrant as specified in its charter)

               Nevada                                       98-0479847
-------------------------------------              -----------------------------
   State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization                        Identification No.)

              4430 - 33 Street, Edmonton, Alberta, Canada, T6T 1E9
               (Address of principal executive offices) (Zip Code)

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
Yes   X  No
    ----    ------

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes             No   X .
                                        ------      -----

Number of shares issued and outstanding of the registrant's class of common stock as of July 8, 2008: 4,380,000 shares of common stock

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recognized revenues of $ nil for the quarter ended May 31, 2008.

Transitional Small Business Disclosure Format:  Yes       No    X
                                                    -----    ------


PART I - FINANCIAL INFORMATION


Item 1            Financial Statements (Unaudited)                                              Page
                                                                                                ----

            Balance Sheets                                                                       F-2

            Interim Statements of Operations                                                  F-3 to F4

            Interim Statements of Cash Flows                                                     F-5

            Interim Statement of Stockholders' Equity                                            F-6

            Notes to Interim Financial Statements                                            F-7 to F-11


Item 2            Management's Discussion and Analysis                                           3

Item 3.           Controls and Procedures                                                        5

PART II - OTHER INFORMATION

Item 1            Legal Proceedings - Not Applicable                                             5

Item 2            Unregistered Sales of Equity Securities and Use of Proceeds                    5
                  - Not Applicable

Item 3            Defaults upon Senior Securities - Not Applicable                               5

Item 4             Submission of Matters to a Vote of Security Holders - Not Applicable          5

Item 5            Other Information - Not Applicable                                             5

Item 6            Exhibits                                                                       5

SIGNATURES                                                                                       7

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS






                              SEA 2 SKY CORPORATION

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                  May 31, 2008

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

         Interim Statements of Cash Flows                              F-5

         Interim Statement of Stockholders' Equity                     F-6

         Notes to Interim Financial Statements                     F-7 to F-11


                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                                 BALANCE SHEETS


                                                                                 May 31, 2008          August 31, 2007
                                                                                  (unaudited)           (See Note 1)

 ASSETS

 Current Assets:
    Cash                                                                    $       40,844       $        91,858

                                                                           ------------------------------------------

    Total Current Assets                                                            40,844                91,858
                                                                           ------------------------------------------

 Office Equipment, net of depreciation of $220                                       1,669                     -
 Computer Equipment, net of depreciation of $632                                     2,618                     -
 Website Development, net of amortization of $908                                    3,761                     -
                                                                           ------------------------------------------

                                                                                     8,048                     -
                                                                           ------------------------------------------

 Total Assets                                                               $       48,892       $        91,858

                                                                           ==========================================

 LIABILITIES

 Current Liabilities:
    Accounts payable                                                        $            -       $         1,079
    Accrued liabilities                                                              3,850                 5,700
                                                                           ------------------------------------------

    Total Current Liabilities                                                        3,850                 6,779
                                                                           ------------------------------------------

 STOCKHOLDERS' EQUITY

 Capital Stock
     Authorized:
         75,000,000 common shares, par value $0.001 per share
     Issued and outstanding:
          4,380,000 common shares at May 31, 2008 and August 31, 2007,
          respectively                                                               4,380                 4,380
      Additional paid-in capital                                                   102,833               102,833

      Accumulated comprehensive income                                               6,615                 2,976

 Deficit Accumulated During the Development Stage                                  (68,786)              (25,110)
                                                                           ------------------------------------------

    Total Stockholders' Equity                                                      45,042                85,079
                                                                           ------------------------------------------

      Total Liabilities and Stockholders' Equity                            $       48,892       $        91,858

                                                                           ==========================================


                The accompanying notes are an integral part of these statements.
                                               F-2


                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)


                        INTERIM STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                              Three months
                                           ended Three months
                                               May 31, 2008                ended May 31,
                                                                               2007
                                      -----------------------------------------------------

Revenue                               $                   -       $                  -
                                      -----------------------------------------------------

Cost of Goods Sold                                        -                          -
                                      -----------------------------------------------------

                                                          -                          -
                                      -----------------------------------------------------

Expenses
     Amortization & depreciation                        754                          -
     Marketing                                            -                          -
     Office and administration                          444                        592
     Organizational costs                                 -                          -
     Professional fees                                5,765                      3,764
                                      -----------------------------------------------------

                                                      6,963                      4,356
                                      -----------------------------------------------------

Net Loss From Operations                             (6,963)                    (4,356)
                                      -----------------------------------------------------

     Other Income
     Interest Income                                      -                          -
                                      -----------------------------------------------------

Net Loss                              $              (6,963)      $             (4,356)
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

        The accompanying notes are an integral part of these statements.
                                      F-3



                                      SEA 2 SKY CORPORATION
                                  (A Development Stage Company)


                                INTERIM STATEMENTS OF OPERATIONS

                                           (Unaudited)


                                                                                                      Date of Inception
                                             Nine months ended         Nine months ended May       (November 16, 2005) to
                                               May 31, 2008                  31, 2007                   May 31, 2008
                                      -------------------------------------------------------------------------------------

Revenue                               $               9,605       $                  -         $                  9,605
                                      -------------------------------------------------------------------------------------

Cost of Goods Sold                                    8,800                          -                            8,800
                                      -------------------------------------------------------------------------------------

                                                        805                          -                              805
                                      -------------------------------------------------------------------------------------

Expenses
     Amortization & depreciation                      1,760                          -                            1,760
     Marketing                                       19,929                          -                           19,929
     Office and administration                        1,557                      1,224                            4,872
     Organizational costs                                 -                          -                            1,153
     Professional fees                               21,235                      9,894                           42,083
                                      -------------------------------------------------------------------------------------

                                                     44,481                     11,118                           69,797
                                      -------------------------------------------------------------------------------------

Net Loss From Operations                            (43,676)                   (11,118)                         (68,992)
                                      -------------------------------------------------------------------------------------

     Other Income
     Interest Income                                      -                          -                              206
                                      -------------------------------------------------------------------------------------

Net Loss                              $             (43,676)      $            (11,118)        $                (68,786)
                                      =====================================================================================


Basic And Diluted Loss Per Share      $                (.01)      $                  *         $                    (.02)
                                      =====================================================================================


Weighted Average Number Of Shares
Outstanding                                       4,380,000                  3,503,223                        3,820,000
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

                The accompanying notes are an integral part of these statements.
                                              F-4


                                              SEA 2 SKY CORPORATION
                                          (A Development Stage Company)

                                        INTERIM STATEMENTS OF CASH FLOWS

                                                   (Unaudited)


                                                    Nine months           Nine months ended             Date of Inception
                                                   ended May 31,               May 31,               (November 16, 2005) to
                                                       2008                      2007                     May 31, 2008
-----------------------------------------------------------------------------------------------------------------------------
Cash Flows from Operating Activities
     Net loss                                 $          (43,676)  $           (11,118)         $                (68,786)
     Adjustments to Reconcile Net Loss to
     Net Cash Used by Operating Activities:
     Amortization and depreciation                         1,760                     -                             1,760

Changes in Operating Assets and
Liabilities:
     (Decrease) increase in accounts
     payable and accrued liabilities                      (2,929)               (1,250)                            3,850

                                              -------------------------------------------------------------------------------
     Net Cash Used In Operating Activities               (44,845)              (12,368)                          (63,176)
                                              -------------------------------------------------------------------------------

Cash Flows from Investing Activities
     Purchase of fixed assets                             (9,808)                    -                            (9,808)
                                              -------------------------------------------------------------------------------
     Net Cash Used In Investing Activities                (9,808)                    -                            (9,808)
                                              -------------------------------------------------------------------------------

Cash Flows From Financing Activities
     Issuance of common stock                                  -                88,000                           123,000
     Offering costs                                            -               (15,787)                          (15,787)
     Foreign currency translation adjustment               3,639                 2,537                             6,615
                                              -------------------------------------------------------------------------------
     Net Cash Provided by Financing
     Activities                                            3,639                74,750                           113,828
                                              -------------------------------------------------------------------------------


Net (Decrease) Increase in Cash                          (51,014)               62,382                            40,844

Cash, Beginning Of Period                                 91,858                33,441                                 -
                                              -------------------------------------------------------------------------------

Cash, End Of Period                           $           40,844   $            95,823          $                 40,844
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

                    For the Period from November 16, 2005 (Date of Inception) to May 31, 2008

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
                                  SHARES          AMOUNT          CAPITAL            STAGE           INCOME (LOSS)         TOTAL
                               -----------------------------------------------------------------------------------------------------

November 16, 2005 - Shares
  issued for cash at $0.01         1,500,000  $      1,500    $       13,500   $             -     $          -        $     15,000
November 29, 2005 - Shares
  issued for cash at $0.01         2,000,000         2,000            18,000                 -                -              20,000

Net loss for the period
ended August 31, 2006                      -             -                 -            (4,559)               -              (4,559)
                               -----------------------------------------------------------------------------------------------------

Balance, August 31, 2006           3,500,000         3,500            31,500            (4,559)               -              30,441
                               -----------------------------------------------------------------------------------------------------

May 31, 2007 - Shares issued
for cash at $0.10, net of
offering costs of $15,787            880,000           880            71,333                 -                -              72,213

Foreign currency translation
adjustment                                 -             -                 -                 -            2,976               2,976

Net loss for the year ended
August 31, 2007                            -             -                 -           (20,551)               -             (20,551)
                               -----------------------------------------------------------------------------------------------------

Balance, August 31, 2007           4,380,000         4,380           102,833           (25,110)           2,976              85,079
                               -----------------------------------------------------------------------------------------------------

Foreign currency translation
adjustment                                 -             -                 -                 -            3,639               3,639

Net loss for the period
ended May 31, 2008                         -             -                 -           (43,676)               -             (43,676)
                               -----------------------------------------------------------------------------------------------------

Balance, May 31, 2008              4,380,000  $      4,380    $      102,833   $       (68,786)    $      6,615        $     45,042
                               =====================================================================================================

                        The accompanying notes are an integral part of these statements.
                                                      F-6

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  May 31, 2008
                                   (Unaudited)


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

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  May 31, 2008
                                   (Unaudited)

         c)   Basic and Diluted Loss per Share
              In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At May 31, 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

         e)   Revenue Recognition
              The Company's policy is that revenues are recognized in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence of an arrangement exists, delivery has occurred (or service has been performed), the sales price is fixed and determinable and collectibility is reasonably assured.

         f)   Foreign Currency Translations

              The Company's uses the Canadian dollar and the U.S. dollar as its functional currency. The Company's reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

              Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,
              ii) Non-monetary assets and liabilities, and equity at historical rates, and
              iii) Revenue and expense items at the average rate of exchange prevailing during the period.

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

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  May 31, 2008
                                   (Unaudited)

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

                  Computer equipment                 3 years
                  Office furniture                   5 years

         k)   Website Development Costs
              Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website is capitalized until initial implementation. Upon implementation, the asset is amortized to expense over its estimated useful life of three years using the straight-line method. Accumulated amortization at May 31, 2008 was $908. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

         l)   Stock-Based Compensation
               Beginning July 1, 2006, the Company adopted the provisions of and accounts for stock-based compensation in accordance with the Statement of Financial Accounting Standards ("SFAS") No. 123 - revised 2004 ("SFAS 123R"), Share-Based Payment. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense on a straight-line basis over the requisite service period, which is the vesting period. The Company elected the modified-prospective method, under which prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123R apply to new grants and to grants that were outstanding as of the effective date and are subsequently modified. During the nine months ended May 31, 2008 and 2007, the Company did not grant any stock awards.

         m)   Concentrations
              Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At May 31, 2008, the Company had $ 24,710 US Funds in deposit in a business bank account and US equivalent of $ 16,134 in Canadian funds in a business bank account which are not insured by agencies of the U.S. Government.

         n)   Recent Accounting Pronouncements
              There were various accounting standards and interpretations issued during 2008 and 2007, none of which are expected to have a material impact on the Company's consolidated financial position, operations or cash flows.

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  May 31, 2008
                                   (Unaudited)


         o)   Other
              The Company consists of one reportable business segment. The Company paid no dividends during the periods presented.

4.       BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has minimal business operations to date and has an accumulated deficit at May 31, 2008 of $ 68,786.

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


6.       INCOME TAXES

         The Company is subject to US federal income taxes. The Company has minimal income with net losses of $68,786 since inception, and therefore has paid no income tax.

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

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                                        Estimated Tax                  Change in
                         Estimated NOL                  Benefit from     Valuation     Valuation      Net Tax
       Period Ending     Carry-forward   NOL Expires    NOL              Allowance     Allowance      Benefit

      August 31, 2007        $25,110         Various          $6,278       $(6,278)       $(5,138)         -
       May 31, 2008          $43,676           2028          $10,919      $(10,919)      $(10,919)         -

                              SEA 2 SKY CORPORATION
                          (A Development Stage Company)

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                  May 31, 2008
                                   (Unaudited)


        Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

        Income tax benefit at statutory rate resulting
        from net operating loss carry forward                       (25%)
        Deferred income tax valuation allowance                      25%
                                                              -----------------
        Actual tax rate                                              0%
                                                              =================


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

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-QSB, in our Form 10-QSB filed April 11, 2008, in our Form 10-QSB filed January 22, 2008, and in our Form 10-KSB filed on November 28, 2007.

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

Plan of Operation

We recognized revenues of $9,605 from the sale of our travel packages during the nine months ending May 31, 2008.

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

Liquidity

At May 31, 2008, we had working capital of $36,994, compared to working capital of $85,079 at August 31, 2007. At May 31, 2008, our total assets consisted of cash of $40,844, net office equipment of $1,699, net computer equipment of $2,618, and net website development of $3,761. This compares with total assets at August 31, 2007 that consisted solely of cash of $91,858.

At May 31, 2008, our total current liabilities consisting of accrued liabilities of $3,850, was a decrease from total current liabilities of $6,779 at August 31, 2007, which consisted of accounts payable of $1,079 and accrued liabilities of $5,700.

Cash on hand is currently our only sources of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We recognized $9,605 in revenues from operations during the nine months ending May 31, 2008. Our short and long term survival is dependent on sufficient revenue resulting in a profitable operation or funding from sales of securities as necessary.

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

Results of Operations

For The Three Months Ended May 31, 2008 Compared To The Three Months Ended May 31, 2007.

We did not recognize revenues from operational sales during the three months ending May 31, 2008 or during the three months ended May 31, 2007.

For the three months ended May 31, 2008, operating expenses were $6,963 compared to $4,356 during the three months ended May 31, 2007. The increase of $2,607 was due to an increase in our operational activities over the prior period. Operating expenses during the three months ended May 31, 2008 consisted of professional fees of $5,765, amortization and depreciation of $754 and office and administration costs of $444, compared to professional fees of $3,764 and office and administration costs of $592 for the three months ended May 31, 2007.

During the three months ended May 31, 2008, we recognized a net loss of $6,963 compared to a net loss of $4,356 for the three months ended May 31, 2007. The increase of $2,607 is due to increase in the Company's operational activities over the prior period as discussed above.

For The Nine Months Ended May 31, 2008 Compared To The Nine Months Ended May 31, 2007

We recognized $9,605 in revenues from the sale of travel packages during the nine months ending May 31, 2008. Cost of goods sold for the nine months ended May 31, 2008 were $8,800, resulting in a gross profit of $805. During the nine months ended May 31, 2007, we did not recognize any revenues from our operational activities.

During the nine months ended May 31, 2008, we incurred operating expenses of $44,481 compared to $11,118 during the nine months ended May 31, 2007. The increase of $33,363 is a result of our increased operational activities primarily in our sales and marketing efforts. During the nine months ended May 31, 2008, operational expenses consisted of $19,929 in marketing, $21,235 in professional fees, $1,557 in office and administrative expenses and $1,760 in depreciation and amortization costs.

During the nine months ended May 31, 2008, we recognized a net loss of $43,676 compared to a net loss of $11,118 for the nine month period ended May 31, 2007. The $32,558 increased loss is a result of the factors described above.

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

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.           Exhibits

(a) Pursuant to Rule 601 of Regulation S-K, the following exhibits are included herein or incorporated by reference.

     Exhibit
     Number          Description

     31.1 CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
     31.2 CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302
     32.1 CERTIFICATION PURSUANT TO 18 U.S.C.  ss.1350, SECTION 906
     32.2 CERTIFICATION PURSUANT TO 18 U.S.C.  ss. 1350, SECTION 906

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of July, 2008.


                              SEA 2 SKY CORPORATION


Date: July 8, 2008                          By: /s/ Irene Getty
                                                ---------------

                                            Name: Irene Getty
                                            Title: President/CEO, principal
                                                   executive officer



Date: July 8, 2008                          By: /s/ Sandra Rose
                                                ---------------

                                            Name: Sandra Rose
                                            Title: Chief Financial Officer,
                                                   principal financial officer
                                                   and principal accounting
                                                   officer