Form 10KSB
period 2008-08-31
SEA 2 SKY CORP
filed 2008-11-25
CIK 1381341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB
(Mark One)
[X]                   ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the year ended August 31, 2008

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

                 2470 St Rose Pkwy Ste 304, Henderson, NV 89074
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (702) 818-5898


Securities registered under Section 12(b)
of the Exchange Act:                                    Name of each exchange
             Title of each class                         on which registered
                     None                                        None

Securities registered under Section 12(g) of the Exchange Act:

                         Common Stock, $0.001 Par Value
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The Company recognized revenues of $15,668 for the year ended August 31, 2008.

Aggregate market value of the voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of October 31, 2008: $88,000

Number of common voting shares outstanding as of October 31, 2008: 4,380,000

Transitional Small Business Disclosure Format:  Yes [_]  No  [X]

         DOCUMENTS INCORPORATED BY REFERENCE - Form 10-QSB filed on July 8, 2008; our Form 10-QSB filed on April 11, 2008, our Form 10-QSB filed on January 22, 2008, and as described in this Form 10-KSB annual report.


                                TABLE OF CONTENTS


                                                                                                             Page
PART I
Item 1.  Description of Business                                                                               4
Item 2.  Description of Property                                                                               9
Item 3.  Legal Proceedings                                                                                     9
Item 4.  Submission of Matters to a Vote of Security Holders                                                   9

PART II
Item 5.  Market For  Common Equity and Related Stockholder Matters                                             9
Item 6.  Management's Discussion and Analysis or Plan of Operation                                            11
Item 7.  Financial Statements                                                                                 F-1
Item 8.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure                 23
Item 8A.  Controls and Procedures
Item 8A(T).  Controls and Procedures
Item 8B.  Other Information

PART III
Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the   23
Item 10. Executive Compensation                                                                               25
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters       26
Item 12. Certain Relationships and Related Transactions and Director Independence                             27
Item 13. Exhibits                                                                                             27
Item 14. Principal Accountant Fees and Services                                                               27
Signatures                                                                                                    29

                           FORWARD-LOOKING STATEMENTS

    In addition to historical information, some of the information presented in this Annual Report on Form 10-KSB contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Although Sea 2 Sky Corporation ("Sea 2 Sky" or the "Company," which may also be referred to as "we," "us" or "our") believes that its expectations are based on reasonable assumptions within the bounds of its knowledge of its business and operations: there can be no assurance that actual results will not differ materially from our expectations. Such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated, including but not limited to, our ability to reach satisfactorily negotiated settlements with our outstanding creditors, achieve a listing on the over the counter bulletin board, raise debt and/or equity to fund negotiated settlements with our creditors and to meet our ongoing operating expenses and merge with another entity with experienced management and opportunities for growth in return for shares of our common stock to create value for our shareholders. You are urged to carefully consider these factors, as well as other information contained in this Annual Report on Form 10-KSB and in our other periodic reports and documents filed with the SEC.


                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

Business Development

We incorporated as Sea 2 Sky Corporation on November 16th, 2005 in the State of Nevada. Our principal executive offices are located at 4430 - 33 Street, Edmonton Alberta, Canada, T6T 1E9. Our telephone number is (780) 686-1304. Our Company's fiscal year end is August 31st.

We are establishing a business that provides travel packages which include professional, personalized service for visitors who travels to western Canada and specifically the providence of Alberta.

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

The Market

Our continuing focus will be in the Japanese market. Also, we intend to expand into the South East Asia markets with the inclusion of Abu Dhabi in the United Arab Emirates. Tourism statistics have shown that individuals from these diverse regions meet the age demographic of people traveling to North American and spend more money on vacations.

We plan to establish a travel agency affiliate in a major city in Japan with the intent to eventually develop in five major cities overseas while continuing marketing efforts through the Internet.

Competition and Competitive Strategy

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

Sources and Availability of Products and Supplies

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

Patent, Trademark, License & Franchise Restrictions and Contractual Obligations & Concessions

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

Facilities

We do not own or rent facilities of any kind. At present operations are being conducted from the offices of our Secretary/Treasurer, and he provides this space free of charge. We will continue to use this space for executive offices for the foreseeable future.

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

We Have a  Limited  Operating  History  That You Can Use to  Evaluate  Us,  and,
Therefore, We May Not Survive If We Meet Some of the Problems, Expenses, Difficulties, Complications and Delays Frequently Encountered by a Start up Company.

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

If We Are Unable to Generate Significant Revenues from Our Operations, We May Be Unable to Expand Our Services and May be Forced to Cease Operations. If we are unable to generate significant revenues from our operations, we could be forced to delay, scale back or eliminate certain services and product development programs. We intend to increase the number of destinations featured on our site and our products offered. Ultimately the expansion of our products and featured destinations may allow us to become profitable. However, if we fail to generate significant revenues in the future, then we will not able to expand our product line as we anticipate. This failure to expand may hurt our ability to raise additional capital which could have a negative effect on our business, operating results, or financial condition to such extent that we are forced to restructure, file for bankruptcy, sell assets or cease operations, any of which could put your investment dollars at significant risk.

Our Independent Registered Public Accounting Firm's Report States that there is a Substantial Doubt that we will be able to Continue as a Going Concern. Our independent auditors Schumacher & Associates Inc., an Independent Registered Public Accounting Firm, state in their audit report, and included with this Form 10-KSB, that the Company has an accumulated deficit since inception, which raises substantial doubt about its ability to continue as a going concern.

Securing Travel Agencies as Affiliates Under Contact, Which We Have Not Done to Date, is Critical to Our Ability to Have our Tour Packages Represent For Sale in the Various Japanese and Asian Markets. Securing one or more affiliates under contract to sell our tour packages involves a number of important steps:

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

Failure to Develop the Audience or to Convert the Audience to Purchasers Will Result in Insufficient Sales and Revenue and We May Not Be Able to Sustain Operations. We expect that many of the same factors that will influence potential purchasers to visit our affiliates or view our online brochures will also control their purchasing. We may not be successful in achieving either of these ends without being able to:

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

We May Not be Able to Compete  Effectively  Against  Dominant  Companies  in the
Tourism and Travel Business or the Online Specialty Tour Package Business Because We Lack the Equipment, Staff, Strategic Alliances and Experience. There are numerous, well-financed competitors who offer tour packages for sale through agencies and/or web sites which will directly compete with us for the traveler, tourist and tour group operators. Several competitors have larger staffs, more resources, more strategic alliances, more sophisticated equipment and more experience in the field of providing tour packages to the public than we do. We have not demonstrated that we can compete successfully against these competitors, and we may not be able to in the future. If we are unable to effectively compete in the travel industry, our results would be negatively affected, we may be unable to implement our plan, and we might ultimately fail.

If Essential Officers Leave Prior to Securing Replacements, the Company Will Be Left Without Management or Employees and Its Business Operations Would Cease. Our chief executive officer, secretary and a director are responsible for the development and execution of our business. They are under no contractual obligation to remain employed by us. If any of them should choose to leave us for any reason before we have hired additional personnel, we will fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop the tour packages, provide the translation and cultural component of our packages, complete the website and secure affiliates for us. We will fail without appropriate replacements.

We May Be Unable to Obtain the Additional Capital Required to Grow Our Business. We May Have to Curtail Our Business if We Cannot Find Adequate Funding, Resulting Ultimately in Business Failure. Our ability to grow depends significantly on our ability to expand our operations through internal growth and by acquiring other companies or assets that require significant capital resources. We may need to seek additional capital from public or private equity or debt sources to fund our growth and operating plans and respond to other contingencies such as:

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

Our Stock Price May Experience Volatility Because of Competitive Developments and Other Factors Beyond Our Control and You May Lose All Or a Part of Your Investment. The market prices of stock for companies, which provide travel services particularly following an initial offering, often reach levels that bear no relationship to the past or present operating performance of those companies. These market prices may not be sustainable in the after market.


ITEM 2.  DESCRIPTION OF PROPERTY

We do not own any property, real or otherwise. For the next year, we will conduct our administrative affairs from the office located in the home of our Secretary/Treasurer, at no cost to our company.

We do not have any manufacturing plants and have minimal equipment for the operation of our business.

We do not have any investments or interests in any real estate.


ITEM 3.  LEGAL PROCEEDINGS

We are not a party to any legal proceedings, nor are we aware of any contemplated or pending legal proceedings against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On July 31, 2008, the Company held its annual shareholders' meeting. There were sufficient shares represented for a quorum. There were sufficient votes to pass all of the proposals presented at the meeting. The breakdown of the voting on each proposal is as follows.


                                                                                For            Against      Withhold

Proposal 1: To elect two directors (Dennis Cox, Stanley Dusza, and           3,742,500            0            0
            Irene Getty) to hold office for two years.

Proposal 2: To appoint Schumacher & Associates, Inc. as independent          3,742,500            0            0
            auditors for fiscal year ended August 31, 2008.

It was further resolved that all previous acts taken by the Board of Directors were approved, authorized, ratified, reaffirmed and confirmed in all respects and that the current Auditors be appointed for this next fiscal year.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market for Common Equity and Related Stockholder Matters

(a)  Market Information

Our shares of common stock, par value $0.001 per share, are quoted on the OTC Bulletin Board under the symbol "SSKY".

Fiscal Year Ended August 31, 2008*

----------------------------------------------------------------------------
    Quarter         November         February           May            August
----------------------------------------------------------------------------
      High             --               --            $ 0.10           $ 3.00
----------------------------------------------------------------------------
      Low              --               --            $ 0.10           $ 1.01
----------------------------------------------------------------------------
     * On August 17, 2007, we obtained regulatory approval to post our common shares for trading on the OTC.BB.

(b)  Holders

As of October 31, 2008, there were approximately 43 registered holders of our common stock.

(c)  Dividend Policy

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

(d)  Securities authorized for issuance under equity compensation plans

None.

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

SALE OF REGISTERED SECURITIES AND USE OF PROCEEDS

As previously reported, on January 17, 2007, our Registration Statement on Form SB-2, commission file number 333-138989, became effective, and on May 31, 2007, we completed a maximum offering of 880,000 common shares at a price of $0.10 per share. On August 17, 2007, we obtained regulatory approval to post our common shares for trading on the OTC/BB under the trading symbol "SSKY."

All of the proceeds from our offering have been spent and have been used to fund our operations as described in the SB-2 offering document incorporated by reference herein.

As of the date of this Form 10-KSB Annual Report, there are 4,380,000 issued and outstanding shares of common stock of which 3,500,000 shares are held by our officers and directors.

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

Stock Purchase Warrants

None.

Stock Purchase Options

None.

ITEM 5.02 DEPARTURE OF DIRECTORS OR CERTAIN OFFICERS; ELECTION OF DIRECTORS; APPOINTMENT OF CERTAIN OFFICERS; COMPENSATORY ARRANGEMENTS OF CERTAIN OFFICERS

Effective July 31, 2008, Sandra Rose and Misao Hamilton resigned from the Company Board of Directors. Also, Sandra Rose resigned as the Company's Chief Executive Officer, Principal Financial Officer, and Principal Accounting Officer.

Also effective July 31, 2008, Dennis Cox was appointed as a director and as Secretary/Treasurer of the Company. Mr. Stanley Dusza was also appointed as a director of the Company on July 31, 2008. At the meeting held on July 31, 2008, Irene Getty was reappointed a director of the Company.


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

Plan of Operation for the Next Twelve (12) Months

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-KSB; our Form 10-QSB filed on July 9, 2008, our Form 10-QSB filed on April 11, 2008, our Form 10-QSB filed on January 22, 2008, and our Form SB-2/A Registration Statement filed January 5, 2007.

Our continuing operations are dependent upon the identification and successful completion of additional long-term or permanent equity financing, the support of creditors and shareholders, and, ultimately, the achievement of profitable operations. There can be no assurances that we will be successful, which would in turn significantly affect our ability to complete the roll-out of our business plan. If not, we will likely be required to reduce operations or liquidate assets. We will continue to evaluate our projected expenditures relative to our available cash and to seek additional means of financing in order to satisfy our working capital and other cash requirements.

We have begun to provide all-inclusive travel packages with a personalized assistant to take care of every aspect of the trip. The personal assistant's primary focus is to bridge the language barrier, which often creates frustration for travelers. We cater to the expressed needs of our clients providing an all inclusive travel experience.

Our continuing focus will be in the Japanese market. Also, we intend to expand into the South East Asia markets with the inclusion of Abu Dhabi in the United Arab Emirates. Tourism statistics have shown that individuals from these diverse regions meet the age demographic of people traveling to North American and spend more money on vacations.

We plan to establish a travel agency affiliate in a major city in Japan with the intent to eventually develop in five major cities overseas while continuing marketing efforts through the Internet.

We have begun the development of all-inclusive travel packages. We have no employees at the present time. We will continue to operate with very limited administrative support, and our current officers will continue to be responsible for all planning, developing and operational duties, without compensation. This will enable us to preserve capital during the early stages of company development.

We believe we have sufficient cash resources to satisfy our needs through the end of December 2008. Our ability to satisfy cash requirements thereafter and the need for additional funding is dependent on our ability to generate revenue from our business in sufficient quantity and on a profitable basis. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. Should we require additional cash in the future, there can be no assurance that we will be successful in raising additional debt or equity financing on terms acceptable to us, if at all.

Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

At August 31, 2008, we had working capital of $28,382 compared to working capital of $85,079 at August 31, 2007. At August 31, 2008, our total assets consisted of cash of $36,465, prepaid expenses of $471 and capital assets of $7,294. This compares with our total assets at August 31, 2007, which consisted of cash of $91,858.

At August 31, 2008, our total current liabilities, consisting of accounts payable of $2,000 and accrued liabilities of $6,500 increased to $8,500 from $6,779 consisting of accounts payable of $1,079 and accrued liabilities of $5,700 at August 31, 2007.

We recognized $15,668 in revenues from the sale of travel packages during the fiscal year ending August 31, 2008. Cost of goods sold for the year ended August 31, 2008, was $13,800, resulting in a profit of $1,868. This compares with the fiscal year ended August 31, 2007, in which we did not recognize any revenues from our operational activities.

We have recognized $15,668 in revenue since our inception. Our short and long term survival is dependent on funding from increased sales of products and services, sales of securities as necessary or from shareholder loans.

Result of Operations

For the year ended August 31, 2008, operating expenses were $53,882 compared to $20,757 for the year ended August 31, 2007. The increase of $33,125 was due to an increase in our operational activities over the prior period. Operating expenses to the year ended August 31, 2008, consisted of professional fees of $29,516, marketing costs of 19,929, amortization and depreciation of $2,515, and office and administration expenses of $1,922. This compares with operational expenses of the year ended August 31, 2007, that consisted of professional fees of $17,723, and office and administration expenses of $3,034.

We recognized a net loss from operations of $52,014 for the year ended August 31, 2008 compared to a net loss of $20,551 for the year ended August 31, 2007. From inception to August 31, 2008, we have incurred losses of $77,124. The principal components of these losses have been professional fees of $50,364, marketing costs of 19,929, amortization and depreciation of $2,515, office and administration expenses of $5,237, and organizational costs of $1,153.

As of the date of this report, our net cash balance is approximately $36,465. We do not have any lending arrangements in place with banking or financial institutions, and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We believe our existing cash balances are sufficient to carry our normal operations for the next three (3) months. To the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. There can be no assurance that additional financing, if required, will be available to our company on acceptable terms.

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

                              SEA 2 SKY CORPORATION

                              FINANCIAL STATEMENTS

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

                                 AUGUST 31, 2008




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

            Statements of Cash Flows                                  F-5

            Statement of Stockholders' Equity                         F-6

            Notes to Financial Statements                         F-7 to F-10

             Report of Independent Registered Public Accounting Firm


Board of Directors
Sea 2 Sky Corporation

We have audited the accompanying balance sheets of Sea 2 Sky Corporation, as of August 31, 2008 and 2007, and the related statements of operations, stockholders' equity, and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sea 2 Sky Corporation as of August 31, 2008 and 2007, and the results of its operations and cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3, the Company has an accumulated deficit since inception, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


SCHUMACHER & ASSOCIATES, INC.
2525 15th Street, Suite 3H
Denver, Colorado  80211

November 3, 2008


                              SEA 2 SKY CORPORATION

                                 BALANCE SHEETS


                                                                                August 31, 2008          August 31,
                                                                                                            2007
 ASSETS

 Current Assets:
    Cash                                                                    $       36,465       $        91,858
    Prepaid expenses                                                                   417                     -
                                                                           ------------------------------------------

    Total Current Assets                                                            36,882                91,858
                                                                           ------------------------------------------

 Office Equipment, net of depreciation of $315                                       1,575                     -
 Computer Equipment, net of depreciation of $903                                     2,347                     -
 Website Development, net of amortization of $1,297                                  3,372                     -
                                                                           ------------------------------------------

                                                                                     7,294                     -
                                                                           ------------------------------------------

 Total Assets                                                               $       44,176       $        91,858

                                                                           ==========================================

 LIABILITIES

 Current Liabilities:
    Accounts payable                                                        $        2,000       $         1,079
    Accrued liabilities                                                              6,500                 5,700
                                                                           ------------------------------------------

    Total Current Liabilities                                                        8,500                 6,779
                                                                           ------------------------------------------

Commitments and Contingencies (Notes 2, 3, 5 and 6)

 STOCKHOLDERS' EQUITY

 Capital Stock
     Authorized:
         75,000,000 common shares, par value $0.001 per share
     Issued and outstanding:
          4,380,000 common shares at August 31, 2008 and August 31, 2007,
          respectively                                                               4,380                 4,380

Additional paid-in capital                                                         102,833               102,833

Accumulated comprehensive income                                                     5,587                 2,976

 Accumulate (Deficit)                                                              (77,124)              (25,110)
                                                                           ------------------------------------------

    Total Stockholders' Equity                                                      35,676                85,079
                                                                           ------------------------------------------

Total Liabilities and Stockholders' Equity                                  $       44,176       $        91,858

                                                                           ==========================================


                The accompanying notes are an integral part of these statements.
                                              F-3


                              SEA 2 SKY CORPORATION

                            STATEMENTS OF OPERATIONS


                                                Year ended                   Year ended
                                              August 31, 2008             August 31, 2007
                                      -----------------------------------------------------

Revenue                               $              15,668       $                  -
                                      -----------------------------------------------------

Cost of Goods Sold                                   13,800                          -
                                      -----------------------------------------------------

                                                      1,868                          -
                                      -----------------------------------------------------

Expenses
     Amortization & depreciation                      2,515                          -
     Marketing                                       19,929                          -
     Office and administration                        1,922                      3,034
     Professional fees                               29,516                     17,723
                                      -----------------------------------------------------

                                                     53,882                     20,757
                                      -----------------------------------------------------

Net Loss From Operations                            (52,014)                   (20,757)
                                      -----------------------------------------------------

     Other Income
     Interest Income                                      -                        206
                                      -----------------------------------------------------

Net Loss                              $             (52,014)      $            (20,551)
                                      =====================================================


Basic And Diluted Loss Per Share      $                (.01)      $               (.01)
                                      =====================================================


Weighted Average Number Of Shares
Outstanding                                       4,380,000                  3,724,219
                                      =====================================================

          The accompanying notes are an integral part of these statements.
                                        F-4



                              SEA 2 SKY CORPORATION

                            STATEMENTS OF CASH FLOWS



                                                   Year ended                Year ended
                                                  August 31, 2008             August 31,
                                                                                 2007
-------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
     Net loss                                 $          (52,014)  $           (20,551)
     Adjustments to Reconcile Net Loss to
     Net Cash Used by Operating Activities:
     Amortization and depreciation                         2,515                     -

Changes in Operating Assets and
Liabilities:
     Prepaid expenses                                       (417)
     (Decrease) increase in accounts
     payable and accrued liabilities                       1,721                 3,779
                                              ----------------------------------------------
     Net Cash (Used In) Operating Activities             (48,195)              (16,772)
                                              ----------------------------------------------

Cash Flows from Investing Activities
     Purchase of fixed assets                             (9,809)                    -
                                              ----------------------------------------------
     Net Cash (Used In) Investing Activities              (9,809)                    -
                                              ----------------------------------------------

Cash Flows From Financing Activities
     Issuance of common stock                                  -                88,000
     Offering costs                                            -               (15,787)
     Foreign currency translation adjustment               2,611                 2,976
                                              ----------------------------------------------
     Net Cash Provided by Financing
     Activities                                            2,611                75,189
                                              ----------------------------------------------

Net (Decrease) Increase in Cash                          (55,393)               58,417

Cash, Beginning Of Period                                 91,858                33,441
                                              ----------------------------------------------

Cash, End Of Period                           $           36,465   $            91,858
                                              ==============================================

Supplemental Disclosure Of Cash Flow
Information
     Cash paid for:
         Interest                             $                -   $                 -
         Income taxes                         $                -   $                 -
                                              ==============================================

            The accompanying notes are an integral part of these statements.
                                          F-5


                              SEA 2 SKY CORPORATION

                        STATEMENT OF STOCKHOLDERS' EQUITY

            For the Period from September 1, 2006 to August 31, 2008



                                               CAPITAL STOCK                        DEFICIT
                                                                                  ACCUMULATED        ACCUMULATED
                               ---------------------------------------------
                                                                ADDITIONAL         DURING THE           COMPRE-
                                                                  PAID-IN         DEVELOPMENT           HENSIVE
                                  SHARES          AMOUNT          CAPITAL            STAGE           INCOME (LOSS)         TOTAL
                               -----------------------------------------------------------------------------------------------------

Balance, September 1, 2006         3,500,000         3,500            31,500            (4,559)                  -           30,441
                               -----------------------------------------------------------------------------------------------------

May 31, 2007 - Shares issued
for cash at $0.10, net of
offering costs of $15,787            880,000           880            71,333                 -                   -           72,213

Foreign currency translation
adjustment                                 -             -                 -                 -               2,976            2,976

Net loss for the year ended
August 31, 2007                            -             -                 -           (20,551)                  -          (20,551)

                               -----------------------------------------------------------------------------------------------------

Balance, August 31, 2007           4,380,000         4,380           102,833           (25,110)              2,976           85,079
                               -----------------------------------------------------------------------------------------------------

Foreign currency translation
adjustment                                 -             -                 -                 -               2,611            2,611

Net loss for the year ended
August 31, 2008                            -             -                 -           (52,014)                  -          (52,014)
                               -----------------------------------------------------------------------------------------------------

Balance, August 31, 2008           4,380,000  $      4,380    $      102,833   $       (77,124)    $         5,587     $     35,676
                               =====================================================================================================







                The accompanying notes are an integral part of these statements.
                                              F-6

                              SEA 2 SKY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                 AUGUST 31, 2008

1.    NATURE AND CONTINUENCE OF OPERATIONS

      a) Organization
         Sea 2 Sky Corporation ("The Company") was incorporated in the State of Nevada, on November 16, 2005. The Company's year end is August 31st.

      b) Nature of Operations

         The Company provides personal guided tours to tourists who travel to North America by way of British Columbia, Canada.

         In prior years the Company was  considered  to be a  development  stage enterprise. The Company is no longer considered to be in the development stage since it has recognized significant revenues in the year ended August 31, 2008.

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

     c)  Basic and Diluted Loss per Share
         In accordance with SFAS No. 128 - "Earnings per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At August 31, 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

     e)  Revenue Recognition
         The Company recognizes revenues in accordance with SEC Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition." Under SAB 104, product revenues (or service revenues) are recognized when persuasive evidence

                              SEA 2 SKY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                 AUGUST 31, 2008

         of an  arrangement  exists,  delivery has occurred (or service has been
         performed),   the   sales   price  is  fixed   and   determinable   and
         collectability is reasonably assured.

     f)  Foreign Currency Translations
         The Company uses the Canadian dollar and the U.S. dollar as its functional currency. The Company's reporting currency is the U.S. dollar. All transactions initiated in other currencies are re-measured into the functional currency as follows:

         Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date,
         i) Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date:
         ii) Non-monetary assets and liabilities, and equity at historical rates, and
         iii) Revenue and expense items at the average rate of exchange pre-vailing during the period.

         Gains and losses on re-measurement are included in determining net income for the period

         Translation of balances from the functional currency into the reporting currency is conducted as follows:

         Assets and liabilities at the rate of exchange in effect at the balance sheet date,
         i) Assets and liabilities at the rate of exchange in effect at the balance sheet date;
         ii)    Equity at historical  rates, and
         iii) Revenue and expense items at the average rate of exchange pre-vailing during the period.

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

     j)  Property and Equipment

         Property and equipment are recorded at cost and depreciated over their estimated useful lives. The Company uses the straight-line method of depreciation.

         Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to earnings. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in earning.

                              SEA 2 SKY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                 AUGUST 31, 2008

     k)  Website Development Costs

         Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website are capitalized until initial implementation. The asset is being amortized to expense over its estimated useful life of three years using the straight-line method. Accumulated amortization at August 31, 2008 was $1,297, and amortization expense for the year ended August 31, 2008 was $1,297. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

     l)   Long-Lived Assets

         The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The Company's primary long-lived assets are property and equipment and website development costs. SFAS 144 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred, rather than as of the measurement date. No impairment charges have been recorded as of August 31, 2008.

     m)  Advertising

         The Company expenses the cost of advertising when incurred. Advertising expenses are included with marketing in the accompanying statements of operations.

     n)  Concentrations
         Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At August 31, 2008, the Company had $19,875 US Funds in deposit in a business bank account, and US equivalent of $16,590 in Canadian funds in a business bank account which are not insured by agencies of the U.S. Government.

     o)  Recent Accounting Pronouncements
         There were various accounting standards and interpretations issued during 2008 and 2007, none of which are expected to have a material impact on the Company's financial position, operations or cash flows.

     p)  Other
         The Company consists of one reportable business segment. The Company paid no dividends during the periods presented.


3.   BASIS OF PRESENTATION - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has an accumulated deficit as August 31, 2008 of $77,124. This matter raises substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

                              SEA 2 SKY CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

                                 AUGUST 31, 2008

4.   COMMON STOCK

     The Company's authorized common stock consists of 75,000,000 shares with a par value of $0.001 per share.

     On May 31, 2007, the Company issued 880,000 shares of common stock at a price of $0.10 for cash totalling $88,000. The company incurred deferred offering costs of $15,787 related to this offering resulting in net proceeds of $72,213.

5.   INCOME TAXES

     The Company is subject to foreign and domestic income taxes. The Company has had losses to date, and therefore has paid no income tax.

     Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry-forwards. The net operating loss carry forwards expire in various years through 2028. The Company's deferred tax assets are offset by a valuation allowance due to the uncertainty of the realization of the net operating loss carry-forwards. Net operating loss carry-forwards may be further limited by a change in company ownership and other provisions of the tax laws.

     The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                                     Estimated                      Change in
                      Estimated NOL                  Tax Benefit     Valuation      Valuation      Net Tax
    Period Ending     Carry-forward   NOL Expires    from NOL        Allowance      Allowance      Benefit
   August 31, 2007         25,110         Various          6,278        (6,278)        (5,138)          -
   August 31, 2008         77,124           2028          19,281                       (13,004)         -


         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

          Income tax benefit at statutory rate resulting
          from net operating loss carry forward                   (25%)
          Deferred income tax valuation allowance                  25%
                                                            -------------------
          Actual tax rate                                           0%
                                                            ===================


6.       RELATED PARTY TRANSACTIONS

     The Company uses the offices of its Treasurer for its minimal office facility needs for no consideration. No provision for these costs has been provided since it has been determined that they are immaterial.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A. Controls and procedures

Disclosure Controls and Procedures

The Company, under the supervision and with the participation of the Company's management, including the Company's Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 15, 2008. Based on that evaluation, the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of August 31, 2008.


ITEM 8(A)T.  INTERNAL CONTROLS AND PROCEDURES

Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our management, with the participation of the President, evaluated the effectiveness of the Company's internal control over financial reporting as of August 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control -- Integrated Framework. Based on that evaluation, our management concluded that, as of August 31, 2008, our internal control over financial reporting was not effective due to material weaknesses in the system of internal control. Specifically, management identified the following control deficiency. The Company has installed accounting software that does not prevent erroneous or unauthorized changes to previous reporting periods and does not provide an adequate audit trail of entries made in the accounting software.

Accordingly, while the Company has identified certain material weaknesses in its system of internal control over financial reporting, it believes that it has taken reasonable steps to ascertain that the financial information contained in this report is in accordance with generally accepted accounting principles. Management has determined that current resources would be appropriately applied elsewhere and when resources permit, they will alleviate material weaknesses through various steps.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the last fiscal quarter covered by this report that have materially affected, or are reasonably likely to affect, the Company's internal control over financial reporting.

ITEM 8B. Other Information

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

Effective July 31, 2008, the Board of Directors of Sea 2 Sky Corporation accepted the resignation of Ms. Sandra Rose as the Company's Secretary/Treasurer and as a member of the Company's Board of Directors. She had served in these capacities since November 29, 2005. Ms. Rose had worked as a travel agent with Flight Centres of Canada, in their Surrey, British Columbia office, for the past six years. She is currently taking maternity leave.

Also effective July 31, 2008, the Board of Directors of Sea 2 Sky Corporation accepted the resignation of Ms. Misao Hamilton as a member of the Company's Board of Directors. She had served in this capacity since November 29, 2005.

The following table sets forth the names, ages and positions of the current directors and executive officers of the Company:

         Name                  Age         Offices Held

         Irene Getty           55          Director, CEO, President
         Dennis Cox            63          Director, CFO, Secretary, Treasurer
         Stanley Dusza         34          Director

Irene Getty, President, CEO, Member of the Board,

Ms. Irene Getty has served as our President, CEO, and a member of the Board of Directors since November 16, 2005. The term of her office is for two years and thereafter renewable on an annual basis. She also served as Secretary/Treasurer from November 16 to November 29, 2005.

Since 1998 Ms. Getty has been self-employed offering bookkeeping and accounting services to other small businesses. She has also been providing training in bookkeeping and accounting software.

From 1993 to 1998, Ms. Getty worked with Speedy Printing and Printfastic Printing in Surrey, British Columbia. Ms. Getty held an administrative role for the company in which she did the bookkeeping and accounting. Following a family move from Edmonton, Alberta, to Surrey British Columbia, in 1986, Ms Getty was a homemaker until April 1993. From 1983 to 1986, Ms. Getty did the bookkeeping and accounting for Baptist General Conference in Alberta and Baptist General
Conference of Canada in Edmonton, Alberta. From 1970 to 1982, Ms. Getty was employed by Rendek Construction in Edmonton, Alberta where she began her career as a receptionist and worked into a role as the bookkeeper for the business.

Irene Getty has taken courses in accounting and bookkeeping from Northern Alberta Institute of Technology in Edmonton, Alberta in 1972 and computerized accounting at Pro Soft Training Institute in Surrey, British Columbia in 1993.

Dennis Cox, Secretary/Treasurer, CFO, and Member of the Board,

Mr. Dennis Cox has served as Secretary/Treasurer, CFO, and Director since July 31, 2008. The term of his office is for two years and is thereafter renewable on an annual basis.

In 1966, Mr. Dennis Cox joined Canadian Forest Products Ltd. (CFP) as a buyer in the purchasing department. CFP is a large building products company producing plywood and hard board paneling, in New Westminster, British Columbia. Over a period of 19 years, Mr. Cox held a wide variety of positions with CFP. He has held positions of Buyer, Senior Buyer, Mill Stores and Maintenance Coordinator and Shipper.

In May 1985, Mr. Cox accepted a position with Industrial  Equipment Company Ltd.
(IECO) as a consultant. IECO, located in Delta, British Columbia, is a large bearing distributor and carries a full range of power transmission, material handling, fluid power and other related products. In 1986, Mr. Cox joined the management team and took a full time position as the Inventory Controller. From that time and until April 2004, Mr. Cox also held the position of Warehouse Manager.

In 2002, Mr. Cox was the incorporator of Old Goat Enterprises, Inc., a company that became a publicly trading company. He served as President and Director until April 2004. In April 2004, Mr. Cox became president of Denox Enterprises Inc., a private company registered in British Columbia. He is the sole shareholder and continues to hold this position.

As a director and as Secretary/Treasurer of the Company, Mr. Cox will assume a leadership role and accept overall responsibility for the development of the Company. As he is semi-retired, Mr. Cox intends to make the Company his priority and will devote whatever time is necessary to make the business a success. He is presently not an officer or director of any other reporting company.

Stanley Dusza, Member of the Board of Directors,

Mr. Stanley Dusza has served on the Board of Directors since July 31. 2008.

In 1990, Mr. Stanley Dusza joined Timue Forest Products located in Fort Assinaboine, Alberta, with duties working with heavy equipment operations and maintenance. Over a period of 12 years, Mr. Dusza was part of the harvesting and forest management of logging in Northern Alberta.

In September 2002, Mr. Dusza accepted a position with Spruceland Forest Products, in Spruce Grove, Alberta, where he worked in the production of measured lumber for both domestic and international markets.

In September 2004, Mr. Dusza began working with Peben Trucking, of Nisku, Alberta, providing transportation services for equipment and supplies to the oil related companies in Central and Northern Alberta, and since May 2007, he provides his services to Hallmark Tubulars, of Nisku, Alberta, providing transportation services for equipment and supplies to corporate clients.

Mr. Dusza, as a director of the Company, will resume a supporting role to help in the development of the Company. Mr. Dusza will devote whatever time is necessary to help make the business a success.

Significant Employees

None.

Family Relationships

None.

Involvement in Certain Legal Proceedings

None.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities and Exchange Act of 1934 requires any person who is a director or executive officer or who beneficially holds more than ten percent (10%) of any class of our securities which have been registered with the Securities and Exchange Commission, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission. These persons are also required under the regulations of the Securities and Exchange Commission to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on our review of the copies of the Section 16(a) reports furnished to us and a review of our shareholders of record for the fiscal year ended August 31, 2008, there were no filing delinquencies.

Code of Ethics

We have not yet prepared a written code of ethics and employment standards. We have only recently commenced operations. We expect to implement a Code of Ethics during the current fiscal year.

Corporate Governance; Audit Committee Financial Expert

We currently do not have an audit committee financial expert or an independent audit committee expert due to the fact that our Board of Directors currently does not have an independent audit committee. Our Board of Directors currently has only one (1) independent member, and thus, does not have the ability to create a proper independent audit committee.

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


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information, as of August 31, 2008 with respect to any person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) who is known to the Company to be the beneficial owner of more than five percent of any class of the Company's voting securities, and as to those shares of the Company's equity securities beneficially owned by each its director, the executive officers of the company and all of its directors and executive officers of the Company and all of its directors and executive officers as a group. Unless otherwise specified in the table below, such information, other than information with respect to the directors and officers of the Company, is based on a review of statements filed, with the Securities and Exchange commission (the "Commission") pursuant to Sections 13 (d), 13 (f), and 13 (g) of the Exchange Act with respect to the Company's Common Stock. As of August 31, 2008, there were 4,380,000 shares of Common Stock outstanding.

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

The table also shows the number of shares beneficially owned as of August 31, 2008 by each of the individual directors and executive officers and by all directors and executive officers as a group.


==============================================================================================================
                                                                       Amount and Nature of
Title of      Name and Address of Beneficial Owner                     Beneficial Ownership   Percent of Class(1)
Class
--------------------------------------------------------------------------------------------------------------
Common        Irene Getty                                                      1,500,000               34.25%
              President and member of the Board of Directors
              #30 - 237 Parsons Creek Drive
              Fort McMurray, Alberta, Canada, T9K 0B5
--------------------------------------------------------------------------------------------------------------
Common        Dennis Cox                                                       2,000,000               45.66%
              Secretary/Treasurer and Member of Board of Directors
              240 - 222 Baseline Road,  Ste 209
              Sherwood Park, AB  T8H 1S8
--------------------------------------------------------------------------------------------------------------
Common        Directors and officers as a group                                3,500,000               79.91%
==============================================================================================================

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

   Exhibit
   Number          Description

     3.1    Articles of Incorporation*
     3.2    By-laws*
     31.1   CERTIFICATION OF CEO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302**
     31.2   CERTIFICATION OF CFO PURSUANT TO 18 U.S.C. ss. 1350, SECTION 302**
     32.1   CERTIFICATION PURSUANT TO 18 U.S.C.  ss.1350, SECTION 906**
     32.2   CERTIFICATION PURSUANT TO 18 U.S.C.  ss. 1350, SECTION 906**

     * Incorporated by reference to our SB2 Registration Statement, file number 333-138989, filed on November 29, 2006.

     ** Filed herewith.

ITEM 14.          PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements, and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during the fiscal years ended August 31, 2008 and 2007, were $8,050, and $6,350, respectively.

Audit Related Fees.

We did not incur any fees in connection with auditors for audit related fees during the fiscal year ended August 31, 2008 and 2007.

Tax Fees.

We did not incur any fees in connection with auditors for tax compliance, tax advice or tax compliance services during the fiscal year ended August 31, 2008 and 2007.

All Other Fees.

We did not incur any other fees billed by auditors for services rendered to our Company, other than the services covered in "Audit Fees" for the fiscal year ended August 31, 2008 and 2007.

The Board of Directors has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

Since there is no audit committee, there are no audit committee pre-approval policies and procedures.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of November, 2008.


                              SEA 2 SKY CORPORATION


Date: November 21, 2008                     By: /s/ Irene Getty
                                                ---------------

                                            Name: Irene Getty
                                            Title: President/CEO, principal
                                                   executive officer



Date: November 21, 2008                     By: /s/ Dennis Cox
                                                --------------

                                            Name: Dennis Cox
                                            Title: Chief Financial Officer,
                                                   principal financial officer
                                                   and principal accounting
                                                   officer