Form 10-Q
period 2008-11-30
SEA 2 SKY CORP
filed 2009-01-12
CIK 1381341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2008

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

              4430 - 33 Street. Edmonton, Alberta, Canada, T6T 1E9
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (780) 686-1304

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X    No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer                          Accelerated filer
Non-accelerated filer                             Smaller reporting company X

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     No  X

Number of shares issued and outstanding of the registrant's class of common stock as of December 31, 2008: 4,380,000 shares of common stock

Authorized share capital of the registrant: 75,000,000 common shares, par value of $0.001

The Company recognized revenues of $1,165 for the quarter ended November 30, 2008.

PART I - FINANCIAL INFORMATION


Item 1            Financial Statements (Unaudited)                                               Page
                                                                                                 ----

            Balance Sheets                                                                        F-2

            Interim Statements of Operations                                                      F-3

            Interim Statements of Cash Flows                                                      F-4

            Interim Statement of Stockholders' Equity                                             F-5

            Notes to Interim Financial Statements                                             F-6 to F-10


Item 2            Management's Discussion and Analysis                                           3

Item 3            QuantItive and Qualitative Disclosure about Market Rick                        4

Item 4            Controls and Procedures                                                        5

Item 4T           Controls and Procedures                                                        5

PART II - OTHER INFORMATION

Item 1            Legal Proceedings - Not Applicable                                             5

Item 2            Unregistered Sales of Equity Securities and Use of Proceeds                    5
                  - Not Applicable

Item 3            Defaults upon Senior Securities - Not Applicable                               5

Item 4             Submission of Matters to a Vote of Security Holders - Not Applicable          5

Item 5            Other Information - Not Applicable                                             5

Item 6            Exhibits                                                                       5

SIGNATURES                                                                                       7

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS






                              SEA 2 SKY CORPORATION

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                November 30, 2008

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

         Balance Sheets                                                 F-2

         Interim Statements of Operations                               F-3

         Interim Statements of Cash Flows                               F-4

         Interim Statement of Stockholders' Equity                      F-5

         Notes to Interim Financial Statements                      F-6 to F-10


                                      SEA 2 SKY CORPORATION
                                  (A Development Stage Company)

                                         BALANCE SHEETS


                                                                              November 30, 2008         August 31,
                                                                                 (unaudited)               2008
                                                                                                       (See Note 1)

ASSETS

Current Assets:
   Cash                                                                    $       23,776       $        36,465
   Prepaid expenses                                                                   292                   417
                                                                          ------------------------------------------

   Total Current Assets                                                            24,068                36,882
                                                                          ------------------------------------------

Office Equipment, net of depreciation of $409                                       1,480                 1,575
Computer Equipment, net of depreciation of $1,173                                   2,076                 2,347
Website Development, net of amortization of $1,686                                  2,983                 3,372
                                                                          ------------------------------------------

                                                                                    6,539                 7,294
                                                                          ------------------------------------------

Total Assets                                                               $       30,607       $        44,176
                                                                          ==========================================

LIABILITIES

Current Liabilities:
   Accounts payable                                                        $          941       $         2,000
   Accrued liabilities                                                              6,350                 6,500
                                                                          ------------------------------------------

   Total Current Liabilities                                                        7,291                 8,500
                                                                          ------------------------------------------


STOCKHOLDERS' EQUITY

Capital Stock
    Authorized:
        75,000,000 common shares, par value $0.001 per share
    Issued and outstanding:
         4,380,000 common shares at November 30, 2008

     Additional paid-in capital                                                   102,833               102,833

     Accumulated comprehensive income                                               3,013                 5,587

Accumulated (Deficit)                                                             (86,910)              (77,124)
                                                                          ------------------------------------------

   Total Stockholders' Equity                                                      23,316                35,676
                                                                          ------------------------------------------

     Total Liabilities and Stockholders' Equity                            $       30,607       $        44,176

                                                                          ==========================================

        The accompanying notes are an integral part of these statements.
                                      F-2


                              SEA 2 SKY CORPORATION

                        INTERIM STATEMENTS OF OPERATIONS

                                   (Unaudited)



                                            Three months ended          Three months ended
                                             November 30, 2008           November 30, 2007
                                      -----------------------------------------------------
Revenue                               $               1,165       $                  -
                                      -----------------------------------------------------

Cost of Goods Sold                                    1,603                          -
                                      -----------------------------------------------------

                                                       (438)                         -
                                      -----------------------------------------------------


Expenses
     Amortization & depreciation                        754                        252
     Marketing                                          742                     10,329
     Office and administration                          875                        967
     Professional fees                                6,977                     11,722
                                      -----------------------------------------------------

                                                      9,348                     23,270
                                      -----------------------------------------------------

Net Loss From Operations                             (9,786)                   (23,270)
                                      -----------------------------------------------------

     Other Income
     Interest Income                                      -                          -
                                      -----------------------------------------------------

Net Loss                              $              (9,786)      $            (23,270)
                                      =====================================================


Basic And Diluted Loss Per Share      $                   *       $                *
                                      =====================================================


Weighted Average Number Of Shares
Outstanding                                       4,380,000                  4,380,000
                                      =====================================================

                                      *Less than $(0.01) per share.



                              SEA 2 SKY CORPORATION

                        INTERIM STATEMENTS OF CASH FLOWS

                                   (Unaudited)


                                                    Three months ended          Three months ended
                                                     November 30, 2008          November 30, 2007
-------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
     Net loss                                 $           (9,786)          $         (23,270)
     Adjustments to Reconcile Net Loss to
     Net Cash Used by Operating
     Activities:
     Amortization and depreciation                           754                         252

Changes in Operating Assets and
Liabilities:
     Prepaid expenses                                        125                           -
     (Decrease) increase in accounts
     payable and accrued liabilities                      (1,209)                       (483)

                                              ----------------------------------------------------
     Net Cash (Used In) Operating Activities             (10,116)                    (23,501)
                                              ----------------------------------------------------

Cash Flows from Investing Activities
     Purchase of fixed assets                                  -                      (9,808)
                                              ----------------------------------------------------
     Net Cash (Used In) Investing Activities
                                                               -                      (9,808)
                                              ----------------------------------------------------

Cash Flows From Financing Activities
     Foreign currency translation adjustment              (2,573)                      3,529
                                              ----------------------------------------------------
     Net Cash Provided by Financing
     Activities                                           (2,573)                      3,529
                                              ----------------------------------------------------

      Net (Decrease) Increase in Cash                    (12,689)                    (29,780)

Cash, Beginning Of Period                                 36,465                      91,858
                                              ----------------------------------------------------

Cash, End Of Period                           $           23,776           $          62,078
                                              ====================================================

Supplemental Disclosure Of Cash Flow
Information
     Cash paid for:
         Interest                             $                -           $               -
         Income taxes                         $                -           $               -
                                              ====================================================


        The accompanying notes are an integral part of these statements.
                                      F-4


                              SEA 2 SKY CORPORATION

                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY

           For the Period from September 1, 2007 to November 30, 2008

                                   (Unaudited)



                                               CAPITAL STOCK                      ACCUMULATED      ACCUMULATED
                               -----------------------------------------------
                                                                ADDITIONAL         (DEFICIT)            COMPRE-
                                                                  PAID-IN                               HENSIVE
                                  SHARES          AMOUNT          CAPITAL                            INCOME (LOSS)         TOTAL
                               -----------------------------------------------------------------------------------------------------
Balance, September 1, 2007
                                   4,380,000         4,380           102,833           (25,110)           2,976              85,079

                               -----------------------------------------------------------------------------------------------------

Foreign currency translation
adjustment                                 -             -                 -                 -             2,611              2,611

Net loss for the year ended
August 31, 2008                            -             -                 -           (52,014)                -            (52,014)
                               -----------------------------------------------------------------------------------------------------

Balance, August 31, 2008           4,380,000         4,380           102,833           (77,124)            5,587             35,676
                               -----------------------------------------------------------------------------------------------------

Foreign currency translation
adjustment                                 -             -                 -                 -            (2,574)            (2,574)

Net loss for the period
ended November 30, 2008                    -             -                 -            (9,786)                -             (9,786)
                               -----------------------------------------------------------------------------------------------------

Balance,
November 30, 2008                  4,380,000  $      4,380    $      102,833   $       (86,910)    $       3,013       $     23,316
                               =====================================================================================================




        The accompanying notes are an integral part of these statements.
                                      F-5

                              SEA 2 SKY CORPORATION

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                November 30, 2008
                                   (Unaudited)


1.    BASIS OF PRESENTATION

      While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented. Except as disclosed below, these interim financial statements follow the same accounting policies and methods of their application as the Company's audited August 31, 2008 annual financial statements. It is suggested that these interim financial statements be read in conjunction with the Company's August 31, 2008 audited financial statements.

      The information as of August 31, 2008 is taken from the audited financial statements of that date.

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

         c)   Basic and Diluted Loss per Share

              In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares

                              SEA 2 SKY CORPORATION

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                November 30, 2008
                                   (Unaudited)

              had been issued and if the additional common shares were dilutive. At November 30, 2008, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

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

                              SEA 2 SKY CORPORATION

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                November 30, 2008
                                   (Unaudited)

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

              Expenditures for maintenance and repairs which do not materially extend the useful lives of property and equipment are charged to earnings. When property or equipment is sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the respective accounts with the resulting gain or loss reflected in earnings.

         k)   Website Development Costs

              Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website is capitalized until initial implementation. Upon implementation, the asset is amortized to expense over its estimated useful life of three years using the straight-line method. Accumulated amortization at November 30, 2008 was $1,686. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

         l)   Long-Lived Assets

              The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The Company's primary long-lived assets are property and equipment and website development costs. SFAS 144 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred, rather than as of the measurement date. No impairment charges have been recorded as of November 30, 2008.

         m)   Advertising

              The  Company  expenses  the  cost of  advertising  when  incurred.
              Advertising   expenses   are  included   with   marketing  in  the
              accompanying statements of operations.

         n)   Concentrations

              Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At November 30, 2008, the Company had $12,543 US Funds in deposit in a business bank account, and US equivalent of $11,233 in Canadian funds in a business bank account which are not insured by agencies of the U.S. Government

                              SEA 2 SKY CORPORATION

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                November 30, 2008
                                   (Unaudited)

         o)   Recent Accounting Pronouncements

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


4.       BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has an accumulated deficit as November 30, 2008 of $86,910. This matter raises substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.


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

                              SEA 2 SKY CORPORATION

                      NOTES TO INTERIM FINANCIAL STATEMENTS

                                November 30, 2008
                                   (Unaudited)


         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:


                                                        Estimated Tax                  Change in
                         Estimated NOL                  Benefit from     Valuation     Valuation      Net Tax
       Period Ending     Carry-forward   NOL Expires    NOL              Allowance     Allowance      Benefit

      August 31, 2008        $77,124         various         $19,281      $(19,281)      $(13,004)         -
     November 30, 2008        $9,786           2029           $2,447                      $(2,447)         -

         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

        Income tax benefit at statutory rate resulting from net operating
        loss carry forward                                              (25%)
        Deferred income tax valuation allowance                          25%

                                                                    ------------
        Actual tax rate                                                   0%
                                                                    ============


7.       RELATED PARTY TRANSACTIONS

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

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-Q and in our Form 10-K filed on November 25, 2008.

The independent registered public accounting firm's report on the Company's financial statements as of August 31, 2008, include a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 3 to the unaudited quarterly financial statements.

Plan of Operations

Over the past two (2) years we have continued to build a business providing travel packages that include professional, personalized service for visitors who travels to British Columbia. With the recent international market turmoil and the reduced international travel, we believe that we need to enlarge our business activity. We plan to continue our core business while seeking other opportunities to build a profitable company.

We will continue our endeavors to create strategic partnerships with travel and special event companies that will result in reciprocal advertising on each other's web site or other cross promotional print advertising. The partnerships that develop will enable us to grow our customer base and expand our business to increasing exposure to our website to the consumers that view these sponsors' web sites.

Our marketing strategy involves cross promotions with other travel agencies and like-minded businesses to increase the awareness of services. Our website is our main source of promotion and facilitation for visitors booking their vacations. We are re-working our website to better facilitate our marketing and promotion. We expect this to be completed within the next sixty (60) days.

We do not anticipate making any major purchases of capital assets, or conducting any research and development. Our current corporate employee count is expected to remain the same for the next year.

Principal Products and Services

We will continue to provide all-inclusive travel packages with a personalized assistant to take care of every aspect of the trip. The personal assistant's primary focus is to bridge the language barrier which often creates frustration for travelers. We cater to the expressed needs of our clients providing an all inclusive travel experience.

Liquidity

At November 30, 2008, we had working capital of $16,777, compared to working capital of $28,382 at August 31, 2008. At November 30, 2008, our total assets consisted of cash of $23,776, prepaid expenses of $292, net office equipment of

$1,480, net computer equipment of $2,076, and net website development of $2,983 for a total of $30,607. This compares with total assets at August 31, 2008 that consisted of cash of $36,465, prepaid expenses of $417, net office equipment of $1,575, net computer equipment of $2,347, and net website development of $3,372 for a total of $44,176.

At November 30, 2008, our total current liabilities were $7,291, which consisted of accounts payable of $941 and accrued liabilities of $6,350. This was a decrease from total current liabilities of $8,500 at August 31, 2008, which consisted of accounts payable of $2,000 and accrued liabilities of $6,500.

Cash on hand is currently our only sources of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We recognized $1,165 in revenues from operations during the three months ending November 30, 2008. Our short and long term survival is dependent on sufficient revenue resulting in a profitable operation or funding from sales of securities as necessary.

We believe our existing cash balances are sufficient to carry our normal operations over the next three (3) months. Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. Recent events in worldwide capital markets may make it more difficult for us to raise additional equity or capital. There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

Results of Operations

For The Three Months Ended November 30, 2008 Compared To The Three Months Ended November 30, 2007.

We recognized $1,165 in revenues from operational sales during the three months ending November 30, 2008 compared with nil revenues from operational sales during the three months ending November 30, 2007.

For the three months ended November 30, 2008, operating expenses were $9,348 compared to $23,270 during the three months ended November 30, 2007. The decrease of $13,922 was due to a decrease in our operational activities and professional fees over the prior period compared with our start up costs incurred in the previous year. Operating expenses during the three months ended November 30, 2008 consisted of professional fees of $6,977, amortization and depreciation of $754, office and administration costs of $875 and marketing costs of $742, compared to professional fees of $11,722, marketing costs of $10,329, office and administration costs of $967 and amortization and depreciation costs of $252 for the three months ended November 30, 2007.

During the three months ended November 30, 2008, we recognized a net loss of $9,786 compared to a net loss of $23,270 for the three months ended November 30, 2007. The decrease of $13,484 is due to an increase in revenue and the decrease in the Company's operational activities and professional fees over the prior period as discussed above.

Off-Balance Sheet Arrangements

Sea 2 Sky currently does not have any off-balance sheet arrangements.


ITEM 3.  QUANTITIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act). Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

ITEM 4T. CONTROLS AND PROCEDURES

There have been no changes in the issuer's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 240.15d-15 that occurred during the issuer's last fiscal quarter that has materially affected, or is reasonable likely to materially affect, the issuer's internal control over financial reporting.


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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of January, 2009.


                              SEA 2 SKY CORPORATION


Date: January 10, 2009                      By: /s/ Irene Getty
                                                ---------------

                                            Name: Irene Getty
                                            Title: President/CEO, principal
                                                   executive officer



Date: January 10, 2009                      By: /s/ Dennis Cox
                                                --------------

                                            Name: Dennis Cox
                                            Title: Chief Financial Officer,
                                                   principal financial officer
                                                   and principal accounting
                                                   officer