Form 10-Q
period 2009-02-28
SEA 2 SKY CORP
filed 2009-04-20
CIK 1381341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2009

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-138989

                              SEA 2 SKY CORPORATION
             (Exact name of registrant as specified in its charter)


            Nevada                                      98-0479847
-------------------------------                ------------------------------
State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization                       Identification No.)

                      2287 Stater Road, Ferndale, WA 98248
                      ------------------------------------
               (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: 1 (866) 732-2759

                                    Formerly

                        RPO 75156, White Rock, BC V4B 5L4
                        ---------------------------------

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

Larger accelerated filer [_]                       Accelerated filer [_]
Non-accelerated filer [_]                          Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [_]    No [X]

Number of shares issued and outstanding of the registrant's class of common stock as of March 31, 2009: 83,400,000 shares of common stock.

Authorized share capital of the registrant: 225,000,000 common shares, par value of $0.001.

The Company did not recognize any revenues for the quarter ended February 28, 2009.

PART I - FINANCIAL INFORMATION


Item 1            Financial Statements (Unaudited)                      Page
                                                                        ----

            Balance Sheets                                               F-2

            Interim Statements of Operations                             F-3

            Interim Statements of Cash Flows                             F-4

            Interim Statement of Stockholders' Equity                    F-5

            Notes to Interim Financial Statements                    F-6 to F-10


Item 2        Management's Discussion and Analysis                         3

Item 3        Quantitative and Qualitative Disclosure about Market
              Risk                                                         10

Item 4        Controls and Procedures                                      10

Item 4T       Controls and Procedures                                      10

PART II - OTHER INFORMATION

Item 1        Legal Proceedings - Not Applicable                           10

Item 2        Unregistered Sales of Equity Securities and Use of
              Proceeds - Not Applicable                                    10

Item 3        Defaults upon Senior Securities - Not Applicable             10

Item 4        Submission of Matters to a Vote of Security Holders
              - Not Applicable                                             10

Item 5        Other Information - Not Applicable                           11

Item 6        Exhibits                                                     13

SIGNATURES                                                                 14

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS






                              SEA 2 SKY CORPORATION

                          (A Development Stage Company)

                          INTERIM FINANCIAL STATEMENTS

                                February 28, 2009

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

         Interim Statements of Operations                              F-3

         Interim Statements of Cash Flows                              F-4

         Interim Statement of Stockholders' Equity                     F-5

         Notes to Interim Financial Statements                     F-6 to F-10


                                      SEA 2 SKY CORPORATION

                                         BALANCE SHEETS
                                         --------------

                                                                               February 28, 2009         August 31,
                                                                                  (unaudited)               2008
                                                                                                        (See Note 1)

 ASSETS

 Current Assets:
    Cash                                                                    $        9,504       $        36,465
    Prepaid expenses                                                                 2,512                   417
                                                                           ---------------------------------------------

    Total Current Assets                                                            12,016                36,882
                                                                           ---------------------------------------------

 Office Equipment, net of depreciation of $504                                       1,386                 1,575
 Computer Equipment, net of depreciation of $1,444                                   1,805                 2,347
 Website Development, net of amortization of $28                                       972                 3,372
                                                                           ---------------------------------------------

                                                                                     4,163                 7,294
                                                                           ---------------------------------------------

 Total Assets                                                               $       16,179       $        44,176
                                                                           =============================================

 LIABILITIES

 Current Liabilities:
    Accounts payable                                                        $            -       $         2,000
    Accrued liabilities                                                              2,982                 6,500
                                                                           ---------------------------------------------

    Total Current Liabilities                                                        2,982                 8,500
                                                                           ---------------------------------------------


 STOCKHOLDERS' EQUITY

 Capital Stock
     Authorized:
         225,000,000 common shares, par value $0.001 per share
     Issued and outstanding:
          83,400,000 and 131,400,000 common shares at
          February 28, 2009 and August 31, 2008, respectfully                       83,400               107,213

      Additional paid-in capital                                                    23,813                     -

      Accumulated comprehensive income                                               2,843                 5,587

 Accumulated (Deficit)                                                             (96,859)              (77,124)
                                                                           ---------------------------------------------

    Total Stockholders' Equity                                                      13,197                35,676
                                                                           ---------------------------------------------

      Total Liabilities and Stockholders' Equity                            $       16,179       $        44,176
                                                                           =============================================

                The accompanying notes are an integral part of these statements
                                              F-2


                                         SEA 2 SKY CORPORATION

                                   INTERIM STATEMENTS OF OPERATIONS
                                   --------------------------------
                                              (Unaudited)


                                          Three months           Three months         Six months ended         Six months
                                              ended                  ended           February 28, 2009            ended
                                        February 28, 2009      February 28, 2008                            February 28, 2008
                                     -----------------------------------------------------------------------------------------

Revenue                              $              -      $             9,605                 1,165                  9,605
                                     -----------------------------------------------------------------------------------------

Cost of Goods Sold                                  -                    8,800                 1,603                  8,800
                                     -----------------------------------------------------------------------------------------

                                                    -                      805                  (438)                   805
                                     -----------------------------------------------------------------------------------------

Expenses
  Amortization & depreciation                   3,376                      754                 4,130                  1,006
  Marketing                                         -                    9,600                   742                 19,929
  Office and administration                     2,213                      146                 3,087                  1,113
  Professional fees                             4,360                    3,748                11,338                 15,470
                                     -----------------------------------------------------------------------------------------

                                                9,949                   14,248                19,297                 37,518
                                     -----------------------------------------------------------------------------------------

Net Loss From Operations                       (9,949)                 (13,443)              (19,735)               (36,713)
                                     -----------------------------------------------------------------------------------------

  Other Income
  Interest Income                                   -                        -                     -                      -
                                     -----------------------------------------------------------------------------------------

Net Loss                             $         (9,949)     $           (13,443)              (19,735)               (36,713)
                                     =========================================================================================


Basic And Diluted Loss Per Share     $              *      $                *                  $  *                   $   *
                                     =========================================================================================


Weighted Average Number Of Shares
Outstanding                                 128,733,333            131,400,000             130,074,333           131,400,000
                                     =========================================================================================

                                             *Less than $(0.01) per share.

                   The accompanying notes are an integral part of these statements.
                                                 F-3


                              SEA 2 SKY CORPORATION

                        INTERIM STATEMENTS OF CASH FLOWS
                        --------------------------------
                                   (Unaudited)


                                                     Six months ended            Six months ended
                                                     February 28, 2009          February 29, 2008
-----------------------------------------------------------------------------------------------------

Cash Flows from Operating Activities
     Net loss                                 $          (19,735)          $         (36,713)
     Adjustments to Reconcile Net Loss
     to Net Cash Used by Operating
     Activities:
     Amortization and depreciation                         4,130                       1,006

Changes in Operating Assets and
Liabilities:
     (Increase) in prepaid expenses                       (2,095)                          -
     (Decrease) in accounts payable and
     accrued liabilities                                  (5,518)                     (3,628)
                                              -------------------------------------------------------
     Net Cash (Used In) Operating Activities             (23,218)                    (39,335)
                                              -------------------------------------------------------

Cash Flows from Investing Activities
     Purchase  of fixed assets                            (1,000)                     (9,808)
                                              -------------------------------------------------------
     Net Cash (Used In) Investing Activities              (1,000)                     (9,808)
                                              -------------------------------------------------------

Cash Flows From Financing Activities
     Foreign currency translation adjustment              (2,744)                      3,915
                                              -------------------------------------------------------
     Net Cash Provided by Financing
     Activities                                           (2,744)                      3,915
                                              -------------------------------------------------------

      Net (Decrease) in Cash                             (26,962)                    (45,228)

Cash, Beginning Of Period                                 36,466                      91,858
                                              -------------------------------------------------------

Cash, End Of Period                           $            9,504           $          46,630
                                              =======================================================

Supplemental Disclosure Of Cash Flow
Information
     Cash paid for:
         Interest                             $                -           $               -
         Income taxes                         $                -           $               -
                                              =======================================================

           The accompanying notes are an integral part of these statements.
                                         F-4


                                              SEA 2 SKY CORPORATION

                                    INTERIM STATEMENT OF STOCKHOLDERS' EQUITY
                                    -----------------------------------------

                           For the Period from September 1, 2007 to February 28, 2009

                                                   (Unaudited)



                                               CAPITAL STOCK                                          ACCUMULATED
                               -----------------------------------------------
                                                                ADDITIONAL                              COMPRE-
                                                                  PAID-IN         ACCUMULATED           HENSIVE
                                  SHARES          AMOUNT          CAPITAL          (DEFICIT)         INCOME (LOSS)         TOTAL
                               -------------- --- ----------- -- ------------- -- ---------------- -- ---------------- -- ----------
                               -------------- --- ----------- -- ------------- -- ---------------- -- ---------------- -- ----------
                                                                                  (C>

Balance, September 1, 2007       131,400,000  $    107,213    $            -   $       (25,110)    $      2,976        $     85,079
                               -------------- --- ----------- -- ------------- -- ---------------- -- ---------------- -- ----------

Foreign currency translation
adjustment                                 -             -                 -                 -             2,611              2,611

Net loss for the year ended
August 31, 2008                            -             -                 -           (52,014)                -            (52,014)
                               -------------- --- ----------- -- ------------- -- ---------------- -- ---------------- -- ----------

Balance, August 31, 2008         131,400,000       107,213                 -           (77,124)            5,587             35,676
                               -------------- --- ----------- -- ------------- -- ---------------- -- ---------------- -- ----------

Foreign currency translation
adjustment                                 -             -                 -                 -            (2,744)            (2,744)

February 24, 2009 -
Shares returned to
treasury                         (48,000,000)      (23,813)           23,813                 -                 -                  -

Net loss for the period
ended February 28, 2009                    -             -                 -           (19,735)                -            (19,735)
                               -------------- --- ----------- -- ------------- -- ---------------- -- ---------------- -- ----------

Balance,
February 28, 2009                 83,400,000  $     83,400    $       23,813   $       (96,859)    $       2,843       $     13,197
                               ============== === =========== == ============= == ================ == ================ == ==========





                        The accompanying notes are an integral part of these statements.
                                                      F-5

                              SEA 2 SKY CORPORATION

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------
                                February 28, 2009
                                   (Unaudited)


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

         c)   Basic and Diluted Loss per Share

              In accordance with SFAS No. 128 - "Earnings Per Share", the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares

                              SEA 2 SKY CORPORATION

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------
                                February 28, 2009
                                   (Unaudited)

              had been issued and if the additional common shares were dilutive. At February 28, 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

         d)   Estimated Fair Value of Financial Instruments

              The carrying value of the Company's financial instruments, consisting of cash, prepaid expenses, accounts payable and accrued liabilities approximate their fair value due to the short-term maturity of such instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from these financial statements.

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

              Gains and losses on re-measurement are included in determining net income for the period.

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

         h)   Use of Estimates

              The   preparation  of  the  Company's   financial   statements  in
              conformity with generally accepted accounting  principles requires

                              SEA 2 SKY CORPORATION

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------
                                February 28, 2009
                                   (Unaudited)

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

         k)   Website Development Costs

              Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website is capitalized until initial implementation. Upon implementation, the asset is amortized to expense over its estimated useful life of three years using the straight-line method. In February 2009 the original website had no remaining useful life and was expensed.

              A new website was developed in February 2009. Accumulated amortization at February 28, 2009 was $28. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

         l)   Long-Lived Assets

              The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). The Company's primary long-lived assets are property and equipment and website development costs. SFAS 144 requires a company to assess the recoverability of its long-lived assets whenever events and circumstances indicate the carrying value of an asset or asset group may not be recoverable from estimated future cash flows expected to result from its use and eventual disposition. Additionally, the standard requires expected future operating losses from discontinued operations to be displayed in discontinued operations in the period in which the losses are incurred, rather than as of the measurement date. No impairment charges have been recorded as of February 28, 2009.

         m)   Advertising

              The  Company  expenses  the  cost of  advertising  when  incurred.
              Advertising   expenses   are  included   with   marketing  in  the
              accompanying statements of operations.

         n)   Concentrations

              Financial instruments that potentially subject the company to concentrations of credit risk consist principally of cash and cash equivalents. At February 28, 2009, the Company had $8,749 US Funds in deposit in a business bank account, and US equivalent of $755 in Canadian funds in a business bank account which are not insured by agencies of the U.S. Government.

         n)   Recent Accounting Pronouncements

              There were various accounting standards and interpretations issued during 2008 and 2007, none of which are expected to have a

                              SEA 2 SKY CORPORATION

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------
                                February 28, 2009
                                   (Unaudited)

              material impact on the Company's consolidated financial position, operations or cash flows.

         o)   Other

              The Company consists of one reportable business segment. The Company paid no dividends during the periods presented.


4.       BASIS OF PRESENTATION - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has an accumulated deficit as February 28, 2009 of $96,859. This matter raises substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

5.       COMMON STOCK

         The Company's authorized common stock consists of 225,000,000 shares with a par value of $0.001 per share.

         On December 30, 2008, our Board of Directors authorized a 30-for-1 forward stock split of our $0.001 par value common stock. This share dividend became effective February 17, 2009. As a result of the forward stock split, 127,020,000 additional shares were issued. Capital and additional paid-in capital have been adjusted accordingly. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the forward stock split.

         On February 10, 2009, our Articles of Incorporation were amended to change the aggregate number of shares which we have authority to issue to two hundred twenty five million (225,000,000) shares of common stock, par value $0.001 per share.

         On February 10, 2009, our Board of Directors authorized the cancellation of 48,000,000 post forward-split common shares. These restricted shares were owned by Mr. Dennis Cox and were cancelled for no consideration at his request. This became effective February 24, 2009. There are presently 83,400,000 common shares issued and outstand-ing.

6.       INCOME TAXES

         The Company is subject to US federal income taxes. The Company has had losses to date, and therefore has paid no income tax.

                              SEA 2 SKY CORPORATION

                      NOTES TO INTERIM FINANCIAL STATEMENTS
                      -------------------------------------
                                February 28, 2009
                                   (Unaudited)

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

         The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

                                                        Estimated Tax                  Change in
                         Estimated NOL                  Benefit from     Valuation     Valuation      Net Tax
       Period Ending     Carry-forward   NOL Expires    NOL              Allowance     Allowance      Benefit
      August 31, 2008        $77,124         various         $19,281      $(19,281)      $(13,004)         -
     February 28, 2009       $19,735           2029          $ 4,934      $( 4,934)      $( 4,934)         -

         Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

        Income tax benefit at statutory rate resulting from net operating
        loss carry forward                                             (25%)
        Deferred income tax valuation allowance                         25%
                                                                 ---------------
        Actual tax rate                                                 0%
                                                                 ===============

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

The following discussion of the plan of operation, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-Q, in our Form 10-Q filed January 12, 2009 and in our Form 10-K filed on November 25, 2008 and our Current Report on Form 8K filed March 31, 2009.

The independent registered public accounting firm's report on the Company's financial statements as of August 31, 2008, include a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 4 to the unaudited quarterly financial statements.

Plan of Operations

Sea 2 Sky Corporation (the "Company") has had limited operations over the last three years. Our business plan focused on providing a professional and personalized all-inclusive travel package to tourists visiting western Canada and specifically the Province of Alberta. A personal assistant would be assigned to each client to ensure that every aspect of the trip was considered and addressed and to bridge the language barrier in order to prevent frustration for travelers.

We had planned to establish a travel agency affiliate in a major city in Japan and eventually develop in five major cities overseas while continuing marketing efforts through the Internet. The intent was to create strategic partnerships with travel and special-event companies in order to grow the customer base. The desired results were not achieved.

Change in Management

As a result of limited revenues in a very difficult economic environment, two of the founding directors Ms. Rose and Ms. Hamilton resigned. Messrs. Dennis Cox and Stan Dusza were appointed to the Board of Directors on July 29, 2008. Both had increased business experience; however, their experience was not in tourism and travel. With continuing limited revenues from travel operations, management had to consider other business growth opportunities.

The Company has expanded the number of Board members from three (3) to seven (7) members to broaden the experience base. In December 2008, Messrs. Henry James and Doug Robertson, both having extensive experience in the forestry sector, were appointed to the Company's Board of Directors.

Messrs. James and Robertson have worked in the forestry sector together and have been involved with forestry issues between Canada and the United States and cross border shipping of forest products. As a Native American, Henry James suggested the Company begin to investigate opportunities in working between indigenous groups in Canada to see if opportunities existed for forest products trading in United States, Canada or abroad.

Due to their legal, accounting and international business experience, on February 23, 2009, Messrs. David Siebenga, Erik Odeen and Ira Steiner were appointed to the Board of Directors to continue investigations of trading wood supplies between United States, Canada and abroad. David Siebenga was appointed the Company's Chief Executive Officer on February 26, 2009 and is an attorney in and from the Province of British Columbia, who over the 20 plus years of his career, has dealt with companies in different international contexts. The Board accepted the resignation of Irene Getty who had served as the Company's Chief Executive Officer since its inception in November 2005.

Erik Odeen who was appointed the Company's new Chief Financial Officer on February 26, 2009, is a Certified Public Accountant in the State of California and a Certified Fraud Examiner, with over 20 years experience in manufacturing operations, financial management, and public accounting. The Board accepted the resignation of Dennis Cox who had served as the Company's Chief Financial Officer since July 2008.

Ira Steiner was appointed to the Board of Directors to provide the Company with contacts in the European marketplace. An Austrian native with long-term wood sales experience, Mr. Steiner's role within the Company is to source markets and contacts to sell biomass and alternative fuels in Europe and other countries.

Change of Operational Focus

The Company is exploring an emerging opportunity in the alternative fuel, biomass sector of the forest industry. As a result of the native to native contacts, the Canadian First Nations people have shown great interest in developing a working relationship with the Company by providing long term biomass (wood supply) contracts, provided that those First Nations could obtain jobs in their local community.

Plan of Operations

In order to fully evaluate the emerging opportunity, we intend to proceed in two stages. The first stage is to establish ourselves in the supply chain marketplace by meeting and finalizing various memorandums of understanding with First Nations peoples who wish to deal with us. Concurrently, we will meet with various Pellet Plant manufacturers to determine the best fit for the Company's needs for plants as well as continue to pursue markets for the pellets produced. Once this preliminary evaluation is done, we anticipate placing a deposit on our first plant. Thereafter, upon production and having the ability to go to the market with its Pellet product, we anticipate creating further plants as demand increases. We intend to raise $1,000,000 to fund its initial requirement. We cannot make any assurances that we will be able to raise such funds.

In anticipation of achieving our funding requirements, we, as a manufacturer of wood pellets, are beginning to negotiate with various consumer groups and suppliers of wood pellets to market within Europe and North America in order to secure contracts to deliver pellet-able biomass for their customers. Once the supply and market positions are secured, we will seek financing for the construction of pellet mills to be placed on the First Nations (or other) sites within western Canada, thus producing jobs for the local area and pellets for sale in the marketplace. Based on current research, we are aware of and have leads into approximately 20 different locations suitable for pellet production within British Columbia; Alberta, Canada; three states within the United States of America; and New Zealand. Based on current market demand and trends, we see a market opportunity to produce for sale and sell over 1.3 million tons of pellets per year.

Once the pellet mill has been constructed, we plan to market these pellets to both North American and international markets. There is no assurance, however, that we will be able to raise such funds and allow us to carry out its business.

Equity Events

On December 30, 2008, our Board of Directors authorized a 30-for-1 forward stock split of our $0.001 par value common stock. This share dividend became effective February 17, 2009. As a result of the forward stock split, 127,020,000 additional shares were issued. Capital and additional paid-in capital have been adjusted accordingly. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the forward stock split.

On February 10, 2009, our Articles of Incorporation were amended to change the aggregate number of shares which we have authority to issue to two hundred twenty five million (225,000,000) shares of common stock, par value $0.001 per share. Also, on February 10, 2009, our Board of Directors authorized the cancellation of 48,000,000 post forward-split common shares. These restricted shares were owned by Mr. Dennis Cox and were cancelled for no consideration at his request. This became effective February 24, 2009. There are presently 83,400,000 common shares issued and outstanding.


Liquidity

At February 28, 2009, we had working capital of $9,034, compared to working capital of $28,382 at August 31, 2008. At February 28, 2009, our total assets consisted of cash of $9,504, prepaid expenses of $2,512, net office equipment of $1,386, net computer equipment of $1,805, and net website development of $972 for a total of $16,179. This compares with total assets at August 31, 2008 that consisted of cash of $36,465, prepaid expenses of $417, net office equipment of $1,575, net computer equipment of $2,347, and net website development of $3,372 for a total of $44,176.

At February 28, 2009, our total current liabilities were accrued liabilities of $2,982. This was a decrease from total current liabilities of $8,500 at August 31, 2008, which consisted of accounts payable of $2,000 and accrued liabilities of $6,500.

Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We recognized $1,165 in revenues from operations during the six months ending February 28, 2009. Our short and long term survival is dependent on sufficient revenue resulting in a profitable operation or funding from sales of securities as necessary.

We believe our existing cash balances are insufficient to carry our normal operations over the next three (3) months. Our short and long-term survival is dependent on funding from sales of securities as necessary or from shareholder loans, and thus, to the extent that we require additional funds to support our operations or the expansion of our business, we may attempt to sell additional equity shares or issue debt. Any sale of additional equity securities will result in dilution to our stockholders. Recent events in worldwide capital markets may make it more difficult for us to raise additional equity or capital. There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

In addition, the United States is experiencing severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company's operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

Results of Operations

For The Three Months Ended February 28, 2009 Compared To The Three Months Ended February 28, 2008.

We did not recognize any revenues from operations during the three months ending February 28, 2009, compared to $9,605 in revenues from the sale of travel packages during the three months ending February 28, 2008. Cost of goods sold for the three months ended February 28, 2008 were $8,800, resulting in a gross profit of $805. The decrease of $9,605 in revenues was a result of our efforts during the six months ended February 28, 2009 to modify and change our business plan, as discussed previously.

For the three months ended February 28, 2009, operating expenses were $9,949 compared to $14,248 during the three months ended February 28, 2008. The decrease of $4,299 was due to a decrease in our operational activities over the prior period. Operating expenses during the three months ended February 28, 2009, consisted of professional fees of $4,360, amortization and depreciation of $3,376 and office and administration costs of $2,213, compared to professional fees of $3,748, marketing costs of $9,600, amortization and depreciation of $754 and office and administration costs of $146, for the three months ended February 28, 2008.

During the three months ended February 28, 2009, we recognized a net loss of $9,949 compared to a net loss of $13,443 for the three months ended February 28, 2008. The decrease of $3,494 is due to a decrease in the Company's operational activities over the prior period as discussed above.

For The Six Months Ended February 28, 2009 Compared To The Six Months Ended February 29, 2008

We recognized $1,165 in revenues from operations during the six months ending February 28, 2009. Cost of goods sold for the six months ended February 28, 2009, were $1,603, resulting in a net loss of $438 for the six months ended February 28, 2009. We recognized $9,605 in revenues from the sale of travel packages during the six months ending February 28, 2008. Cost of goods sold for the six months ended February 28, 2008 were $8,800, resulting in a gross profit of $805. The decrease of $8,440 in revenues was a result of our efforts during the six months ended February 28, 2009 to modify and change our business plan, as discussed previously.

During the six months ended February 28, 2009, we incurred operating expenses of $19,297 compared to $37,518 during the six months ended February 28, 2008. The decrease of $18,221 is a result of our decreased operational activities primarily in our sales and marketing efforts. During the six months ended February 28, 2009, operational expenses consisted of $742 in marketing, $11,338 in professional fees, $3,087 in office and administrative expenses and $4,130 in depreciation and amortization costs. During the six months ended February 28, 2008, operational expenses consisted of $19,929 in marketing, $15,470 in professional fees, $1,113 in office and administrative expenses and $1,006 in depreciation and amortization costs.

During the six months ended February 28, 2009, we recognized a net loss of $19,735 compared to a net loss of $36,713 for the six month period ended February 28, 2008. The $16,978 decreased loss is a result of the factors described above.

Off-Balance Sheet Arrangements

Sea 2 Sky currently does not have any off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

None.

Item 2.           Changes in Securities and Use of Proceeds

On December 30, 2008, our Board of Directors authorized a 30-for-1 stock split of our $0.001 par value common stock. This share dividend became effective February 17, 2009. As a result of the split, 127,020,000 additional shares were issued. Capital and additional paid-in capital have been adjusted accordingly.

On February 10, 2009, our Board of Directors authorized the cancellation of 48,000,000 post forward-split common shares. This became effective February 24, 2009. There are presently 83,400,000 common shares issued and outstanding.

Exemption From Registration Claimed

All of the sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Act. The affiliate listed above that purchased the unregistered securities was known to the Company and its management, through pre-existing business relationships. The purchaser was provided access to all material information, which they requested, and all information necessary to verify such information and was afforded access to management of the Company in connection with the purchases. The purchaser of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.


Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On December 31, 2008, the Board of Directors (the `Board') of Sea 2 Sky Corporation (the `Company') appointed Mr. Douglas Robertson and Mr. Henry James to the Board of the Company. These events have been previously disclosed in Current Report on Form 8-K filed on March 31, 2009.

On February 23, 2009, the Board of the Company appointed David Siebenga, Erik Odeen and Erwin Steiner to the Board of the Company. These events have been previously disclosed in Current Report on Form 8-K filed on March 31, 2009. In addition on February 23, 2009, the Board of the Company appointed Henry James as Chairman of the Board for the Company.

And also on February 23, 2009, the Board of the Company appointed Doug Robertson as Vice-President and Chief Operations Officer (COO) for the Company. Mr. Robertson has been a director of the Company since December 2008.

On February 26, 2009, the Board of the Company accepted the resignation of Irene Getty as a member of the Company's Board, and as President, and Chief Executive

Officer (CEO) of the Company. In addition,, the Board of Directors of the Company accepted the resignation of Dennis Cox as a member of the Board, and as Secretary/Treasurer and Chief Financial Officer (CFO) of the Company.

On February 26, 2009, the Board of Directors the Company appointed David Siebenga as President, and Chief Executive Officer (CEO) of the Company and Eric Odeen was appointed as Secretary/Treasurer and Chief Financial Officer (CFO) of the Company.

These events have been previously disclosed in Current Report on Form 8-K filed on March 31, 2009.

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

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 17th day of April, 2009.


                              SEA 2 SKY CORPORATION


Date: April 17, 2009              By: /s/ David Siebenga
                                      ---------------------------------

                                  Name: David Siebenga
                                  Title: President/CEO, principal executive officer



Date: April 17, 2009              By: /s/ Erik Odeen
                                      ----------------------------------

                                  Name: Erik Odeen
                                  Title: Chief Financial Officer, principal financial officer and principal accounting officer