Form 10-Q
period 2009-05-31
SEA 2 SKY CORP
filed 2009-07-15
CIK 1381341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
[X]                  QUARTERLY REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 2009

                                       OR

[ ]                 TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-138989

                              SEA 2 SKY CORPORATION
             (Exact name of registrant as specified in its charter)

            Nevada                                           98-0479847
------------------------------                        --------------------------
State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                            Identification No.)

                      2287 Slater Road, Ferndale, WA 98248
                      ------------------------------------
               (Address of principal executive offices) (Zip Code)
      Registrant's telephone number, including area code: 1 (866) 732-2759

                                    Formerly

                        RPO 75156, White Rock, BC V4B 5L4
                        ---------------------------------

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Larger accelerated filer [ ]                            Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ]   No [X]

Number of shares issued and outstanding of the registrant's class of common stock as of July 15, 2009: 83,929,311.

================================================================================

Authorized share capital of the registrant: 225,000,000 common shares, par value of $0.001

The Company did not recognize any revenues for the quarter ended May 31, 2009.



















================================================================================


                                        TABLE OF CONTENTS


PART I--FINANCIAL INFORMATION
-----------------------------

    ITEM 1. FINANCIAL STATEMENTS (unaudited).                                                                            3
    -----------------------------------------

    Balance Sheets as at May 31, 2009 and August 31, 2008                                                                3

    Statements of Operations for the three and nine months ended May 31, 2009 and 2008 and for the period
    November 16, 2005 (Inception) to May 31, 2009                                                                        4

    Statements of Cash Flows for the nine months ended May 31, 2009 and 2008 and for the period November 16,
    2005 (Inception) to May 31, 2009                                                                                     5

    Notes to the Financial Statements                                                                                    6

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                      20
    ----------------------------------------------------------------------------------------------


    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                   24
    ------------------------------------------------------------------

    ITEM 4. CONTROLS AND PROCEDURES                                                                                      24
    -------------------------------

    ITEM 4T. CONTROLS AND PROCEDURES                                                                                     24
    --------------------------------

PART II--OTHER INFORMATION                                                                                               25
--------------------------

    ITEM 1. LEGAL PROCEEDINGS                                                                                            25
    -------------------------

    ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                                  25
    -------------------------------------------------------------------

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                                              26
    ---------------------------------------

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                          26
    -----------------------------------------------------------

    ITEM 5. OTHER INFORMATION                                                                                            26
    -------------------------

    ITEM 6. EXHIBITS                                                                                                     28
    ----------------

SIGNATURES                                                                                                               28
----------



====================================================================================================================================
                                                                                                                              Page 3

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements


                                      SEA 2 SKY CORPORATION
                                  (A DEVELOPMENT-STAGE COMPANY)
                                         BALANCE SHEETS


                                                                                       May 31, 2009            August 31, 2008
                                                                                ---------------------------  ---------------------
                                                                                       (Unaudited)               (See Note 1)

Assets:
   Current assets:
     Cash and cash equivalents                                                  $               121,943      $             36,465
     Prepaids                                                                                       143                       417
                                                                                ------------------------     ---------------------
        Total current assets                                                                    122,086                    36,882

   Property and equipment, net of accumulated depreciation
   of $111 and $2,515, respectively                                                                 889                     7,294
                                                                                ------------------------     ---------------------
        Total assets                                                            $               122,975      $             44,176
                                                                                ========================     =====================

Liabilities and Shareholders' Equity (Deficit):
   Current liabilities:
     Accounts payable                                                           $                27,496      $              2,000
     Accrued liabilities (Notes 4 and 7)                                                        180,166                     6,500
     Short-term loan (Note 5)                                                                    15,000                         -
                                                                                ------------------------     ---------------------
Total liabilities                                                                               222,662                     8,500
                                                                                ------------------------     ---------------------
Commitments and Contingencies (Note 7)

Shareholders' equity (deficit) (Notes 5 and 6):
   Common Stock, $0.001 par value:
     225,000,000 shares authorized - 83,854,311 and 131,400,000 shares issued and outstanding shares at May 31, 2009 and August 31, 2008,
     respectively                                                                                83,854                   131,400
   Additional paid-in capital                                                                 2,633,016                         -
   Accumulated other comprehensive income                                                         2,499                     5,587
   Deficit accumulated during the development-stage, net of adjustment (Note 5)              (2,819,056)                 (101,311)
                                                                                     -------------------          ----------------

Total shareholders' equity (deficit)                                                            (99,687)                   35,676
                                                                                  ----------------------     ---------------------
Total liabilities and shareholders' equity (deficit)                            $               122,975      $             44,176
                                                                                  ======================     =====================











====================================================================================================================================
                        The accompanying notes are an integral part of these statements.

                                                                                                                              Page 4


                                              SEA 2 SKY CORPORATION
                                          (A DEVELOPMENT-STAGE COMPANY)
                                            STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                                                                                      From
                                                                                                                     November
                                                                                                                     16, 2005
                                For the Three       For the Three       For the Nine          For the Nine          (inception)
                                Months ended        Months Ended        Months Ended          Months ended            through
                                 May 31, 2009       May 31, 2008        May 31, 2009          May 31, 2008         May 31, 2009
                               ----------------  ----------------  ---------------------  --------------------    ------------------
Revenues:                      $             -   $             -   $                  -   $                 -     $               -

Operating expenses:
Selling                                      -                 -                      -                     -                     -
General and
administrative, including            2,698,010             6,963              2,717,565                24,552             2,775,359
stock-based compensation
of $2,449,177 for the
three and nine months
ended May 31, 2009; and
$0 for the three and
nine months ended May
31, 2008. (Notes 5
and 6)
                               -------------------  -------------  ---------------------  --------------------    ------------------
Total operating expenses             2,698,010             6,963              2,717,565                24,552             2,775,359
                               -------------------  -------------  ---------------------  --------------------    ------------------

Operating loss                      (2,698,010)           (6,963)            (2,717,565)              (24,552)           (2,774,404)

Other income and (expense):
Interest Income                              -                 -                      -                     -                   206
Loss from continuing operations     (2,698,010)           (6,963)            (2,717,565)              (24,552)           (2,775,565)
Loss from discontinued                       -                 -                   (180)              (19,124)              (19,304)
operations
                               ----------------  ----------------  ---------------------  --------------------    ------------------
Net loss                       $    (2,698,010)  $        (6,963)  $         (2,717,745)  $           (43,676)    $      (2,794,869)
                               ================  ================  =====================  ====================    ==================

Basic and diluted loss per
common share                   $          (.03)                *   $               (.02)                    *
                               ================  ================  =====================  ====================    ==================
Weighted average common shares
outstanding, basic and diluted
                                    83,434,371       131,400,000            114,356,638           131,400,000
                               ================  ================  =====================  ====================

                                       * Less than $(0.01) per share.





====================================================================================================================================
                        The accompanying notes are an integral part of these statements.

                                                                                                                              Page 5


                                      SEA 2 SKY CORPORATION
                                  (A DEVELOPMENT-STAGE COMPANY)
                                     STATEMENTS OF CASHFLOWS
                                           (Unaudited)

                                                                                                                         From
                                                                                                                      November 16,
                                                                                                                         2005
                                                                      For the Nine           For the Nine             (inception)
                                                                      Months ended           Months ended               Through
                                                                      May 31, 2009            May 31, 2009            May 31, 2009
                                                                   ------------------      -----------------     -------------------

 Cash flows from operating activities:
 Net loss                                                          $       (2,717,745)     $         (43,676)    $       (2,794,869)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Amortization and depreciation                                                7,405                  1,760                  9,920
   Stock-based compensation expense to directors and employees              2,360,000                      -              2,360,000
   Stock-based compensation expense to consultants                             89,177                      -                 89,177
 Changes in operating assets and liabilities:
  (Increase) in prepaid expenses                                                  274                      -                   (143)
  (Decrease) Increase in accounts payable & accrued liabilities               214,161                 (2,929)               222,661
                                                                   -------------------     ------------------    -------------------

 Net cash used in operating activities                                        (46,728)               (44,845)              (113,254)
                                                                   -------------------     ------------------    -------------------

 Cash flows from investing activities:
Acquisition of property and equipment                                         (1,000)                (9,808)                (10,808)
                                                                   -------------------     ------------------    -------------------
 Net cash used in investing activities                                        (1,000)                (9,808)                (10,808)
                                                                   -------------------     ------------------    -------------------

 Cash flows from financing activities:
 Proceeds from sale of  Common Stock                                          136,293                      -                243,506
                                                                   -------------------     ------------------    -------------------
 Net cash provided by financing activities                                    136,293                      -                243,506
                                                                   -------------------     ------------------    -------------------

   Effect of exchange rate changes on cash                                     (3,087)                3,639                   2,499

 Net increase (decrease) in cash and cash equivalents                          85,478               (51,014)                121,943

 Cash and cash equivalents, beginning of period                                36,465                91,858                       -
                                                                   -------------------     ------------------    -------------------

 Cash and cash equivalents, end of period                          $          121,943      $         40,844     $           121,943
                                                                   ===================     ==================    ===================



 Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                                           $             -        $              -     $                 -
 Income taxes                                                       $             -        $              -     $                 -


====================================================================================================================================

                        The accompanying notes are an integral part of these statements.
                                                                                                                              Page 6

                              SEA 2 SKY CORPORATION
                          (A DEVELOPMENT-STAGE COMPANY)
                      NOTES TO INTERIM FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1 - ORGANIZATION AND BUSINESS

Sea 2 Sky Corporation (the "Company" or "Sea 2 Sky") is a development-stage company and was incorporated in the state of Nevada, on November 16, 2005 ("Inception"). The Company's fiscal year end is August 31st. The Company was initially established to provide travel related services to tourists in Canada and other countries. Due to an economic downturn, the Company abandoned its travel-related services during the first half of fiscal year 2008. As a result, assets and expenses related to the travel business have been reclassified from current operations to that of discontinued operations for proper financial presentation. The total net loss from these discontinued operations since inception is $18,241.

The Company has transitioned from its initial business focus to that of a world-wide renewable energy provider, and is entering an emerging opportunity in the alternative fuel, biomass sector of the forest industry. The Company is currently seeking acquisition rights to biomass supplies around the world so that we may begin the manufacturing and global distribution of environmentally-friendly alternative fuel sources.


Plan of Operations

In order to fully evaluate the emerging opportunity, the Company intends to proceed in two stages. The first stage is to establish itself in the supply chain marketplace by meeting and finalizing various memorandums of understanding with First Nations peoples who wish to deal with the Company. Concurrently, the Company will meet with various pellet plant manufacturers to determine the best fit for the Company's needs for plants as well as continue to pursue markets for the pellets produced. Once this preliminary evaluation is done , the Company anticipates placing a deposit on its first plant with full production from that plant occurring late in 2009. Thereafter, upon production and having the ability to go to the market with its pellet product, the Company will consider the development of further plants as demand increases. The Company intends to raise $1,000,000 to fund its initial requirement using its equity securities.

We are beginning to negotiate with various consumer groups and suppliers of wood pellets to market within Europe and North America in order to secure contracts to deliver pellet-able biomass for their customers. Once the supply and market positions are secured, the Company will seek and secure financing for the construction of pellet mills to be placed on the First Nations (or other) sites within North America, thus producing jobs for the local area and pellets for sale in the marketplace. Based on current research, the Company is aware of and has leads into approximately 20 different locations suitable for pellet production within British Columbia; Alberta, Canada; three states within the United States of America; and New Zealand.

Once the initial pellet mill has been constructed, we plan to market these pellets to both North American and international markets. There is no assurance, however, that the Company will be able to raise such funds and allow the Company to carry out its business.


Biomass

Biomass is solar energy stored in plant material such as wood through Photosynthesis. Although biomass comes in many forms, the best form of biomass to create energy is wood. Until recently, processing wood, such as sawing and planing, produced waste in the form of sawdust and shavings. In the past, these piles of wood waste were left to rot, releasing in the process carbon and methane gases into the atmosphere and often causing contamination of the ground water. In the 1970's, an idea was born in North America to utilize this waste product for the generation of energy. Machinery was developed to take sawdust and compress it into a pelletized form so that it could be conveniently and effectively transported and burned in a controlled manner to produce heat and electricity.

Cordwood, wood pellets, wood chips, waste paper, along with a dozen other agricultural byproducts capable of being burned for heat, are all examples of

================================================================================
Sea 2 Sky Corporation                                                     Page 7
biomass that is renewable. Given proper forest and agricultural management, biomass is limitless, and has historically proven to be price stable in the marketplace. The environmental soundness of the fuel is that it essentially turns waste products into energy and is in ample supply in the areas hardest to reach with oil and gas.


Wood Pellets

Wood pellets are a type of wood fuel, generally made from compacted sawdust. They are usually produced as a byproduct of sawmilling and other wood transformation activities. The pellets are extremely dense and can be produced with a low humidity content (below 10%) that allows them to be burned with very high combustion efficiency. Further, their regular geometry and small size allow automatic feeding with very fine calibration. They can be fed to a burner by auger feeding or by pneumatic conveying.

Their high density also permits compact storage and rational transport over long distance. They can be conveniently blown from a tanker to a storage bunker or silo on a customer's premises. As the price of heating with fossil fuels increases, more capacity for pellet heating has been installed. A large number of models of pellet stoves, central heating furnaces and other heating appliances have been developed and marketed since about 1999. We believe that with the apparent increase in the price of fossil fuels, the demand for bio-fuels will continue to increase.

Pellets are produced by compressing the wood material which has first passed through a hammer mill to provide a uniform dough-like mass. This mass is fed to a press where it is squeezed through a die having holes of the size required (normally 6 mm diameter, sometimes 8 mm or larger). The high pressure of the press causes the temperature of the wood to increase greatly, and the lignin plasticizes slightly forming a natural 'glue' that holds the pellet together as it cools.

Pellets conforming to the norms commonly used (DIN 51731 or O-Norm M-7135) have less than 10% water content, are uniform in density (density in excess of 1 ton / cubic meter, so they do not float if placed in water), have good structural strength, and low dust and ash content. Because the wood fibers are broken down by the hammer mill, there is virtually no difference in the finished pellets between different wood types. Pellets can be made from nearly any wood variety, provided the pellet press is equipped with good instrumentation. Differences in feed material can be compensated for in the press regulation.

The ability to produce and transport pellets cost-effectively provides a real alternative source of heat and electrical Energy for urban centers. With increased awareness of global warming, governments have begun to offer significant incentives such as Carbon Credit and tax incentives for Industry and Consumers to switch to renewable Energies. Management believes such incentives along with Pellets being a renewable source of energy, not subject to extreme price fluctuations, will help Pellets to be a trusted source of Energy in Europe, North America and other Industrialized Countries around the world.


Biomass Opportunity-Sources

To provide new materials for increases in demand for pellets, finding a significant source of forest residue in a stable country is important. A recent government study, concluded that the combination of the large portion of British Columbia's Pine Forests having been devastated by an infestation of the Mountain Pine Beetle, sawdust and shavings from sawmill operations, forestry logging slash, trees unusable for the production of construction lumber, residues from sustainable harvesting and improved forest practices can generate up to a total of approximately 28 million tons of biomass per year for the next 15 to 20 years. With only about 3 million tons per year currently being utilized to produce pellets, the potential is huge.

While the Pine Beetle infestation is devastating to the local economy, it represents the largest pool of renewable energy in the form of wood pellets in North America.

To exploit this and other supplies, of the Company plans to actively pursue the securing of biomass supplies initially within British Columbia and then beyond, using the relationships between our Chairman, Henry James and those Canadian First Nations peoples as a catalyst.

The Company recently obtained a $757 million multi-year Wood Fiber Supply Memorandum of Understanding ("MOU") agreement with Des Wilson Forestry Ltd. of New Zealand. Sea 2 Sky has secured this large "Fiber Basket" worth $757 million

================================================================================
Sea 2 Sky Corporation                                                     Page 8
in revenues to Sea 2 Sky over 15 years and is formalizing the operating agreement including the finance and construction of a wood pellet production mill. This Wood Fiber Supply Agreement provides Sea 2 Sky with 250,000 tons of wood fiber in the first two years and increasing to 500,000 tons, annually, for the remaining 13 years of the 15 year agreement. This agreement enables Sea 2 Sky to service the International wood pellet market on a long-term basis with Europe and Asia having substantial multi-billion dollar product requirements. Sea 2 Sky will provide its managerial expertise in manufacturing, international marketing and sales with the Des Wilson Forestry Ltd.'s fiber supply for 15 years with projected revenues to Sea 2 Sky of $757 million based on the current market price of $233 per dry ton of wood pellets.


Environmental Concerns

Pellets, when burned in the correct combustion environment, are the cleanest burning forms of biomass, emitting virtually zero emissions due to the low moisture content and high burning temperature. A pellet for domestic use is strictly regulated for ash content (.5% or less) and particulate emissions are negligible. The Company intends to maintain high standards in production of pellets such that they meet with the standards needed by consuming national standards.


Competition

The competitors of the Company include:

     -    Shaw Resources producing Eastern Embers Wood Pellet Product
     - Premium Pellet Ltd. (est. 1998) is based in Vanderhoof, British Columbia, Canada.
     -    Energex Pellet Fuel - Lac-Megantic, Quebec
     -    Pinnacle Pellet Inc - Quesnel, British Columbia

The above are just four of many companies who manufacture and sell wood pellets.

Although there are many competitors who are selling wood pellets, manufacturers will face continuing difficulty in finding a supply of wood product to convert to wood pellets. The steep decline in the North American housing market has resulted in a decrease in the supply of wood fiber. Cost of the pellets has begun to rise as less wood by-products are being created due to the slowing of the housing boom.

Management believes that the Company's Chairman's status as a Native American may provide the Company greater access to supply markets controlled by First Nations peoples in Canada due to a common heritage. If pellet plants are built on First Nations properties, jobs will be created for the First Nations peoples and the Company hopes, in turn, to receive the necessary supply of wood fiber for pellet production. Management is aware of over twenty-five different indigenous groups in five countries that would likely be interested in supplying wood fiber for these reasons.


Sales Strategy

Mr. Ira Steiner, a Director of the Company is multi-lingual, which helps in easy access to the European marketplace. The Company intends to send him to Europe to cultivate his European contacts and use his extensive experience in the forest industry to offer product to meet with European markets and represent the Company's interests in this market.

The Company intends to pursue obtaining orders for pellets and then secure biomass pellet supply in North America through manufacturing. It also intends to meet with pellet plant manufacturers to secure the plants for those pellet supply areas. The costs of these plants as well as overhead and operations of the Company will have to be arranged for by the Company through the capital markets. No sources of financing have been negotiated or arranged as of date hereof.

In addition, the Company's products will be available through the Company, via an outbound sales staff utilizing Web-based demos and Web-video in order to engage customers.

During June 2009, the Company established a select global advisory board to assist the company in meeting its increasing supply and demand opportunity that exists in the Company's marketplace.

================================================================================
Sea 2 Sky Corporation                                                     Page 9

Pellet Mills

Throughout North America, pellet mills receive, sort, grind, dry, compress and bag wood and other biomass waste products into a conveniently handled pelletized fuel. Today, over 80 pellet mills across North America produce in excess of 1.1 million tons of fuel per year.


Industry Standards

 The pellet fuel industry has developed fuel standards that must be met by all pellet mills. These industry standards assure as much uniformity in the final product as is possible for naturally grown materials that become processed, but not refined, fuel. The pellet fuel industry, through the PFI, has determined that pellet mills have the responsibility to test and certify their product. The Institute recommends that manufacturers conduct both in-plant and independent laboratory tests of their product on a regular basis.

PFI-graded fuel must meet tests for:

     o Density: consistent hardness and energy content (minimum 40 pounds/cubic foot)
     o Dimensions: length (11/2" maximum) and diameter (1/4" x 5/16") to assure predictable fuel amounts and to prevent jamming
     o Fines: limited amount of sawdust from pellet breakdown to avoid dust while loading and problems with pellet flow during operation (amount of fines passing through 1/8" screen no more than .5 percent by weight)
     o Chlorides: limited salt content (no more than 300 parts perm) to avoid stove and vent rusting
     o    Ash content: important factor in maintenance frequency.


Grades of Pellets

Pellet mills produce two grades of fuel - Premium and Standard. The only difference between the two is ash content. Standard grade fuel is usually up to 3% ash content, while premium grade is less than 1%. This difference is a result of the pellet contents. Standard pellets are derived from materials that produce more residual ash, such as tree bark or agricultural residues. Premium pellets are usually produced from hardwood or softwood sawdust containing no tree bark. Premium pellets make up 95 percent of current pellet production and can be burned in all appliances. Standard pellets should only be burned in appliances designed to burn the higher ash content pellets.


The Market

From its initial research, management believes that the marketplace for wood pellets is increasing.

Pellets are most widely used in Sweden - mainly as an alternative to oil-fired central heating. In Austria, the leading market for pellet central heating furnaces (relative to its population), it is estimated that 2/3 of all new domestic heating furnaces are pellet burners. In Italy, a large market for automatically-fed pellet stoves has developed.

The European Union and other countries now legally mandate the use of biomass sources of energy for domestic and industrial use. For example, in some regions of Austria, 80% of new homes already use biomass for heating, and the UK building code for sustainable housing mandates 100% of new homes by 2012 to use renewable technologies. Wood pellet biomass is the most accepted and most feasible source of this energy and demand for wood pellets in Europe is forecast to increase up to 10 fold by 2020.

In the United States, the current administration has announced plans to double the use of renewable biomass energy starting 2009 and the Department of Energy is issuing over $200 million in requests from Industry for small biomass projects, and another $80 Billion for larger federal institutional procurement.

Over the last six months, management believes international events have promoted the viability of biomass pellets - including the forced gas shortage between Russia, the Ukraine and Europe in January 2009 as well as the increased mandates for alternative fuel consumption in Europe by several of its countries.


================================================================================
Sea 2 Sky Corporation                                                    Page 10

Development-Stage Company

The accompanying financial statements have been prepared in accordance with the Statement of Financial Accounting Standards No. 7 "Accounting and Reporting by Development-Stage Enterprises". A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.


NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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


Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Security Exchange Commission. Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included. Such adjustments consist of normal recurring adjustments.

Operating results for the three and nine month periods ended May 31, 2009, are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2009.

The accompanying condensed interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended August 31, 2008.


Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from those estimates. These estimates are reviewed on an ongoing basis and as adjustments become necessary, they are reported in earnings in the period in which they become known.


Fair Value Measurements

Effective August 1, 2007, the Company adopted SFAS 157, except as it applies to the nonfinancial assets and nonfinancial liabilities subject to FSP SFAS 157-2. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

   Level 1 - Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.
   Level 2 - Include other inputs that are directly or indirectly observable in the marketplace.
   Level 3 - Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Cash (Level 1), accounts receivable, other receivables, accounts

================================================================================
Sea 2 Sky Corporation                                                    Page 11
payable, accrued liabilities, due to stockholders and convertible loan payable (Level 2) are reflected in the interim balance sheet at carrying value, which approximates fair value due to the short-term nature of these instruments.

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


Stock-Based Payments

The Company accounts for stock options issued to employees and directors under SFAS No. 123(R), "Share-Based Payment". Under SFAS 123(R), share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite vesting period.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18" Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services ". The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.


Comprehensive Income (Loss)

The Company has adopted SFAS No. 130, "Reporting Comprehensive Income". SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements. Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities.


Earnings or Loss per Share

The Company accounts for earnings or loss per share pursuant to SFAS No. 128, "Earnings per Share," which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of

================================================================================
Sea 2 Sky Corporation                                                    Page 12
common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year. At May 31, 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.


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

Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website is capitalized until initial implementation. Upon implementation, the asset is amortized to expense over its estimated useful life of three years using the straight-line method. In February 2009, the original website had no remaining useful life and was expensed. A new website was developed in February 2009. Accumulated amortization at May 31, 2009 was $111. Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

As a result of the headquarters moving to Washington, an immaterial amount of office equipment and furniture was written-off to depreciation expense at May 31, 2009. The cost to move the items would have exceeded the net book value of approximately $3,000.


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


Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements" ("FAS 157"). The provisions of FAS 157 define fair value, establish a framework for measuring fair value in generally accepted accounting principles, and expand disclosures about fair value measurements. In February 2008, the FASB issued FSP FAS 157-2 which delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). This FSP partially deferred the effective date of Statement 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years for items within the scope of this FSP. The adoption of the remaining provisions of FAS 157 previously deferred by FSP FAS 157-2 did not have a material impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations". SFAS No. 141(R) establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS No. 141(R) is effective for fiscal years beginning after 15 December 2008. The adoption of SFAS No. 141(R) did not have an impact on the Company's results of operation and financial condition.

In December 2007, the FASB issued Financial Accounting Standard No. 160, "Non-controlling Interests in Financial Statements--an amendment of ARB No. 51". SFAS 160 requires that a non-controlling interest in a subsidiary be reported as equity and the amount of net income specifically attributable to the non-controlling  interest be  identified in the  financial  statements.  It also

================================================================================
Sea 2 Sky Corporation                                                    Page 13
calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. SFAS 160 was adopted by the Company effective January 1, 2009 and did not have an effect on the Company's financial statements.

In December 2007, the FASB ratified Emerging Issues Task Force's ("EITF") consensus conclusion on EITF 07-01, "Accounting for Collaborative Arrangements". EITF 07-01 defines collaborative arrangements and establishes reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. Under this conclusion, a participant to a collaborative arrangement should disclose information about the nature and purpose of its collaborative arrangements, the rights and obligations under the collaborative arrangements, the accounting policy for collaborative arrangements, and the income statement classification and amounts attributable to transactions arising from the collaborative arrangement between participants for each period an income statement is presented. EITF 07-01 is effective for interim or annual reporting periods in fiscal years beginning after December 15, 2008 and requires retrospective application to all prior periods presented for all collaborative arrangements existing as of the effective date. While we have not yet completed our analysis, we do not anticipate the implementation of EITF 07-01 to have a material impact on our financial statements.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133". SFAS 161 amends and expands the disclosure requirements of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), by requiring enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of, and gains and losses on, derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 was adopted by the Company as of January 1, 2009 and did not have an impact on the Company's results of operations, cash flows or financial positions.

In April  2008,  the FASB issued  Emerging  Issues  Task Force  ("EITF")  07-05,
"Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity's Own Stock". EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and to any freestanding financial instruments that are potentially settled in an entity's own common stock. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact of EITF 07-5, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In April 2008, the Financial Accounting Standards Board (FASB") issued FASB Staff Position (FSP") Statement of Financial Accounting Standards ("SFAS")
142-3,  "Determination  of the  Useful  Life of  Intangible  Assets"  ("FSP SFAS
142-3"). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations", and other U.S. generally accepted accounting principles ("GAAP"). FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

In May 2008, the FASB issued Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles ("GAAP") for nongovernmental entities. Prior to the issuance of SFAS

================================================================================
Sea 2 Sky                                                                Page 14

162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants ("AICPA") Statement on Auditing Standards ("SAS") No. 69, The
Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective November 15, 2008 and is only effective for nongovernmental entities; therefore, the GAAP hierarchy will remain in SAS 69 for state and local governmental entities and federal governmental entities. The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60". SFAS No. 163 provides enhanced guidance on the recognition and measurement to be used to account for premium revenue and claim liabilities and related disclosures and is limited to financial guarantee insurance (and reinsurance) contracts, issued by enterprises included within the scope of FASB Statement No. 60, "Accounting and Reporting by Insurance Enterprises". SFAS No. 163 also requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. SFAS No. 163 is effective for financial statements issued for fiscal years and interim periods beginning after 15 December 2008, with early application not permitted. The adoption of SFAS No. 163 did not have an impact on the Company's financial statements.

In May, 2008, FASB issued FSP Accounting Principles Board ("APB") 14-1 "Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)" ("FSP APB 14-1"). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, "Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants." Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is not permitted. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

In June 2008, the FASB issued FSP Emerging Issue Task Force ("EITF") Issue No. 03-6-1, "Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities" ("FSP EITF 03-6-1"). FSP EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company's participating securities are composed of unvested restricted stock. The adoption of EITF 03-6-1 had no material effect on our computation of EPS.

In November 2008, the Emerging Issues Task Force issued Issue 08-6 (EITF 08-06), "Equity Method Investment Accounting Considerations." This Issue addresses the impact that SFAS 141(R) and SFAS 160 might have on the accounting for equity method investments including how the initial carrying value of an equity method investment should be determined, how it should be tested for impairment and how changes in classification from equity method to cost method should be treated. The Issue is to be implemented prospectively and is effective for fiscal years beginning after December 15, 2008. The adoption of EITF 08-06 did not have a significant impact on the Company's results of operations or financial positions.

In December 2008, FASB issued FSP Statement of Financial Accounting Standards ("SFAS") 140-4 and FASB Interpretation ("FIN") 46 (R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" ("FSP SFAS 140-4 and FIN 46 (R)"). FSP SFAS 140-4 and FIN 46 (R) amends FASB SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB SFAS 46 (revised December 2003), "Consolidation of Variable Interest Entities", to require public enterprises, including sponsors that have a

================================================================================
Sea 2 Sky Corporation                                                    Page 15
variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity ("SPE") that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46 (R)" are intended to provide greater transparency to financial statement users about a transferor's continuing involvement with transferred financial assets and an enterprise's involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46 (R) are effective for reporting periods (annual or interim) ending after December 15, 2008. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

In April 2009, FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments", ("FSP SFAS 107-1 and APB 28-1") which amends SFAS 107, "Disclosures about Fair Value of Financial Instruments", to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 also amend APB Opinion 28, "Interim Financial Reporting", to require those disclosures in all interim financial statements. It is effective for interim periods ending after June 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

In May 2009, the FASB issued SFAS 165, "Subsequent Events", ("SFAS 165"), which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statement are issued or available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements' and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It is effective for interim and annual periods ending after June 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.


International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission ("SEC") issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards ("IFRS") as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.


NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has an accumulated deficit at May 31, 2009 of $(2,819,056) and limited available capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

================================================================================
Sea 2 Sky Corporation                                                    Page 16

NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:

                                                   May 31,       August 31,
                                                    2009            2008
                                               --------------   --------------

Accrued salaries and wages
                                                  $   66,671    $            -
Accrued payroll taxes                                  6,667                 -
Accrued other expenses                               106,828             6,500
                                               --------------   --------------

          Total accrued liabilities               $  180,166    $        6,500
                                               ==============   ==============


Accrued  liabilities   primarily  includes  accrued  fees  and  wages  for  five
directors, an external consulting group which assists in the raising of operating capital, and miscellaneous business taxes.


NOTE 5 - COMMON STOCK

The Company's authorized common stock consists of 225 million shares with a par value of $0.001 per share.

On December 30, 2008, our Board of Directors authorized a 30-for-1 stock split of our $0.001 par value common stock. This forward stock split became effective February 17, 2009. As a result of the split, 131,400,000 shares were issued and outstanding. The Company's common stock and APIC were adjusted with a corresponding charge of $24,187 to retained earnings. The financial statements contained herein reflect the appropriate values for capital stock and accumulated deficit.

All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the forward stock split.

On February 10, 2009, our Articles of Incorporation were amended to change the aggregate number of shares which we have authority to issue 225 million shares of common stock, par value $0.001 per share.

On February 10, 2009, our Board of Directors authorized the cancellation of 48 million post forward-split common shares. These restricted shares were owned by Mr. Dennis Cox and were cancelled for no consideration at his request. This became effective February 24, 2009.

On February 23, 2009, three new directors were appointed (David Siebenga, Erik Odeen and Ira Steiner). On February 26, 2009, Irene Getty and Dennis Cox resigned from the board of directors. Prior to resigning, they suggested allocating 40 million shares of their restricted stock for private sale to the new five directors - pending the new board's approval. On March 6, 2009, our board of directors ratified an action made by the prior directors to sell 40 million of their restricted shares to the new directors in a private transaction. This was done on condition that the new directors would accept positions on the Board in order to develop a working business plan for the company. The restricted shares are non-transferable without being unanimously approved by the Board. Based on the grant date market price of $0.066, less a de minimus discount of 10%, we recorded stock compensation expense of $2,360,000.

During April and May 2009, subscription agreements were sold to seven accredited investors totaling 454,311 shares of common stock for $0.30, each, raising $136,293.

Subsequent to May 31, 2009, subscription agreements were sold to three (3) additional investors totaling 75,000 shares for $22,500. $15,000 of this was received and deposited on May 29, 2009 and reflected as a short-term liability since a subscription agreement was not signed until subsequent to quarter-end.

At May 31, 2009, there were 83,854,311 common shares issued and outstanding. As of July 15, 2009, there are 83,929,311 common shares issued and outstanding.

================================================================================
Sea 2 Sky                                                                Page 17

NOTE 6 - COMMON STOCK WARRANTS

On April 25, 2009, the board of directors approved the issuance of four (4) million warrants to a consulting group in exchange for consulting services provided to the Company during the development stage. These warrants were fully vested upon issuance, have an exercise price of $0.30, and have a three-year term which expires April 24, 2012.

The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting. These common stock purchase warrants do not trade in an active securities market, and as such, we estimated the fair value of these warrants to be $89,177, using the Black-Scholes option pricing model using the following assumptions:

                                                             April 25,
                                                               2009
                                                        --------------------
         Annual dividend yield                                         -
         Expected life (years)                                         3
         Risk-free interest rate                                    1.32%
         Expected volatility                                         110%

Since there has not been any significant trading of this stock, we determined the expected volatility based on price fluctuations for development-stage companies in similar alternative energy industries, based on a three- year observation, the expected life of the warrants.

Expected volatility is based primarily on historical volatility. Historical volatility was computed using weekly pricing observations for recent periods that correspond to the last 36 months. We believe this method produces an estimate that is representative of our expectations of future volatility over the expected term of these warrants. We currently have no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility. The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on three-year U.S. Treasury securities.


NOTE 7 - COMMITMENTS AND CONTINGENCIES

Professional Services Agreement

The Company is in the process of formalizing an agreement with a consulting firm for services related to debt and equity capital raising and business development activities. Consulting fees for the quarter ended May 31, 2009 totaling $75,000 have been approved by management and accrued for. A fee schedule for debt and equity raising has not been finalized yet, but will consist of cash and stock compensation.


NOTE 8 - INCOME TAXES

The Company is subject to US federal income taxes. The Company has had losses to date, and therefore has paid no income taxes.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss
(NOL) carry-forwards. Effective March 1, 2009, prior net operating loss carry forwards are no longer available to the Company, due to the Company's abandonment of the related travel services business. Any future net operating losses, based on operations of the renewable energy business, will be considered for NOL carry-forward.

During the quarter, federal income tax returns for the prior three years were prepared and filed. Late fees and penalties were immaterial.

================================================================================
Sea 2 Sky                                                                Page 18

NOTE 9 - SUBSEQUENT EVENTS

On June 3, 2009, Sea 2 Sky entered into a comprehensive joint venture agreement with Gateway Associates LLC, a company controlled by Mr. Henry James of the Lummi Nation. This agreement brings together distinctive market access rights to manufacture and distribute wood pellets to institutional and industrial markets for Sea 2 Sky in a manner that has never been achieved to date. As part of this agreement, Gateway's network will facilitate access to the institutional and industrial markets based on its and other Special Category Businesses Rights designations and its status in the Foreign Trade Zones Act of 1934. Institutional access to markets includes cumulative mandates set by the United States of America Federal Government guidelines that amount to 23% of the total US Federal budget. Industrial market access often requires similar percentages as the institutional market guidelines to be eligible for continued contracting with the US Government. Both Sea 2 Sky and Gateway have determined that a substantial opportunity exists in the wood pellet market and are jointly co-operating to satisfy the unmet market demand. Based on current market evaluations, up to 17 percent of the US Federal procurement budget ($425 Billion approx.) is yet open to be met by Special Category Business businesses like those contained in Gateway's network. The industrial market of unmet market demand is of similar size.

The wood pellet market is considerable in size internationally with Europe and Asia having substantial multi-Billion dollar product requirements. The North American market demand is vast and growing daily with increased pressure from industry and governments to reduce energy waste and carbon emissions. One method that is increasingly being evaluated and implemented is the use of wood pellets both commercially and residentially to heat/cool and provide energy requirements in a carbon-neutral manner. In addition the use of Carbon Credits is now international in scope and provides many opportunities to the Industry to become socially responsible and reduce their "Carbon Footprint". With the Kyoto Protocol framework in place and the United Nations Framework Convention on Climate Change (UNFCCC) mandates and administration in effect, Sea 2 Sky is committed to bringing ethical standards and production methods to this growing market.

On June 23, 2009, Sea 2 Sky entered into an Assignment Agreement (Assignment) with James Forest Products LLC (JFP). JFP is a Limited Liability Corporation organized in accordance with the laws of the Lummi Nation, located within the United States of America and is owned and controlled by Henry V. James, a registered Lummi Nation tribal member. Mr. James is a director of Sea 2 Sky and serves as the Chairman of the Board of Sea 2 Sky.

As part of the Assignment, JFP has granted and assigned to Sea 2 Sky its interest in a fiber basket owned by JFP for consideration of one dollar ($1.00). The fiber basket consists of a defined volume of available wood materials. JFP has access to such fiber basket through the Memorandum of Understanding ("MOU") it has entered into with Des Wilson Forestry Ltd., of New Zealand on June 23, 2009. The final legal arrangement between JFP and Des Wilson Forestry Ltd. is dependent upon the completion of due diligence by both parties.

The MOU provides for an allowable annual cut or availability of biomass through sawmill residue such as sawdust, shavings, hog fuel, wood chips, Pulp Logs and/or residuals from logging operations) of an initial 250,000 tons per year and provides that it can be increased to 500,000 tons within 2 years of commencing the project.

Tenure of ownership is a long term lease, license, outright ownership or hereditary rights of ownership of at least 15 years.

On June 26, 2009, the Company established a select global advisory board to assist the company in meeting its increasing supply and demand opportunity that exists in the Company's marketplace. Sea 2 Sky is pleased to announce the first appointment of Mr. Richard Walton, BSc, P. Eng., a former technical director of manufacturing and project manager of a major European Regeneration facility to its Advisory Board. Mr. Walton's breadth of experience and knowledge of evolving building codes with increasing emphasis to use renewable biomass in the United Kingdom along with his contact network within Europe greatly assists Sea 2 Sky in meeting and opening up the market in Europe. Several market opportunities exist for Sea 2 Sky throughout Europe and the Company plans to aggressively market with Mr. Walton and its recently announced supply contract [memorandum of understanding] in New Zealand."

The European Union (EU) and other countries now legally mandate the use of biomass sources of energy for domestic and Industrial use. In some regions of Austria, 80% of new Homes already use biomass for heating, and the United Kingdom building code for sustainable housing currently mandates 100% of new

================================================================================
Sea 2 Sky Corporation                                                    Page 19
homes by 2012 to use renewable technologies. Wood pellet biomass is the most accepted and most feasible source of this Energy. Demand for wood pellet biomass in Europe is forecasted to increase up to 10 fold from the current 7.5 million tons, annually, to as much as 75 million tons by 2020 representing a current dollar market increase from $1,725,000,000 to $17,250,000,000.

See NOTE 5 for additional common stock issued for cash in June 2009.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion of the plan of operations, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-Q, in our Form 10-Q filed April 20, 2009 and in our Form 10-K filed on November 25, 2008.

The independent registered public accounting firm's report on the Company's financial statements as of August 31, 2008, includes a "going concern" explanatory paragraph that describes substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to the factors prompting the explanatory paragraph are discussed below and also in Note 3 to the unaudited quarterly financial statements.


Original Plan of Operations

Sea 2 Sky has had limited operations over the last three years. Our business plan focused on providing a professional and personalized all-inclusive travel package to tourists visiting western Canada and specifically the Province of Alberta. A personal assistant would be assigned to each client to ensure that every aspect of the trip was considered and addressed and to bridge the language barrier in order to prevent frustration for travelers.

We had planned to establish a travel agency affiliate in a major city in Japan and eventually develop in five major cities overseas while continuing marketing efforts through the Internet. The intent was to create strategic partnerships with travel and special-event companies in order to grow the customer base. The desired results were not achieved. As a result, we decided to abandon the travel business; assets and expenses related to the travel business were reclassified from current operations to that of discontinued operations for proper financial presentation. The total net loss from these discontinued operations since inception is $18,241.


Change in Management

As a result of continuing limited revenues from travel operations in a difficult
economic   environment,   management  had  to  consider  other  business  growth
opportunities.

The Company has expanded the number of Board members from three (3) to seven (7) members to broaden the experience base. In December 2008, Messrs. Henry James and Doug Robertson, both having extensive experience in the forestry sector, were appointed to the Company's Board of Directors.

================================================================================
Sea 2 Sky                                                                Page 20

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

Due to their legal, accounting and international business experience, on February 23, 2009, Messrs. David Siebenga, and Erik Odeen were appointed to the Board of Directors to continue investigations of trading wood supplies between United States, Canada and abroad. David Siebenga was appointed the Company's Chief Executive Officer on February 26, 2009, and is an attorney from the Province of British Columbia, who over the 20 plus years of his career, has dealt with companies in different international contexts.

The Board accepted the resignation of Irene Getty who had served as the Company's Chief Executive Officer since its inception in November 2005.

Erik Odeen, who was appointed the Company's new Chief Financial Officer on February 26, 2009, is a Certified Public Accountant in the State of California and a Certified Fraud Examiner, with over 20 years experience in manufacturing operations, financial management, and public accounting. The Board accepted the resignation of Dennis Cox who had served as the Company's Chief Financial Officer since July 2008.

Also on February 23, 2009, Mr. Ira Steiner was appointed to the Board of Directors to provide the Company with contacts in the European marketplace. An Austrian native with long-term wood sales experience, Mr. Steiner's role within the Company is to source markets and contacts to sell biomass and alternative fuels in Europe and other countries.


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


New Plan of Operations

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


Subsequent Events

On June 3, 2009, Sea 2 Sky entered into a comprehensive joint venture agreement with Gateway Associates LLC, a Company controlled by Mr. Henry James of the Lummi Nation. This agreement brings together distinctive market access rights to

================================================================================
Sea 2 Sky Corporation                                                    Page 21
manufacture and distribute Wood Pellets to institutional and industrial markets for Sea 2 Sky in a manner that has never been achieved to date. As part of this agreement, Gateway's network will facilitate access to the institutional and industrial markets based on its and others Special Category Businesses Rights designations and its status in the Foreign Trade Zones Act of 1934. Institutional access to markets includes cumulative mandates set by the United States of America Federal Government guidelines that amount to 23% of the total US Federal budget. Industrial market access often requires similar percentages as the Institutional market guidelines to be eligible for continued contracting with the US Government. Both Sea 2 Sky and Gateway have determined that a substantial opportunity exists in the wood pellet market and are jointly co-operating to satisfy the unmet market demand. Based on current market evaluations, up to 17 percent of the US Federal procurement budget ($425 Billion approx.) is yet open to be met by Special Category Business businesses like those contained in Gateway's network. The industrial market of unmet market demand is of similar size.

The wood pellet market is considerable in size internationally with Europe and Asia having substantial multi-Billion dollar product requirements. The North American market demand is vast and growing daily with increased pressure from industry and governments to reduce energy waste and carbon emissions. One method that is increasingly being evaluated and implemented is the use of wood pellets both commercially and residentially to heat/cool and provide energy requirements in a carbon-neutral manner. In addition the use of Carbon Credits is now international in scope and provides many opportunities to the Industry to become socially responsible and reduce their "Carbon Footprint". With the Kyoto Protocol framework in place and the United Nations Framework Convention on Climate Change (UNFCCC) mandates and administration in effect, Sea 2 Sky is committed to bringing ethical standards and production methods to this growing market.

On June 23, 2009, Sea 2 Sky entered into an Assignment Agreement (Assignment) with James Forest Products LLC (JFP). JFP is a Limited Liability Corporation organized in accordance with the laws of the Lummi Nation, located within the United States of America and is owned and controlled by Henry V. James, a registered Lummi Nation tribal member. Mr. James is a director of Sea 2 Sky and serves as the Chairman of the Board of Sea 2 Sky.

As part of the Assignment, JFP has granted and assigned to Sea 2 Sky its interest in a fiber basket owned by JFP for consideration of one dollar ($1.00). The fiber basket consists of a defined volume of available wood materials. JFP has access to such fiber basket through the Memorandum of Understanding ("MOU") it has entered into with Des Wilson Forestry Ltd., of New Zealand on June 23, 2009. The final legal arrangement between JFP and Des Wilson Forestry Ltd. is dependent upon the completion of due diligence by both parties.

The MOU provides for an allowable annual cut or availability of Biomass through sawmill residue such as sawdust, shavings, hog fuel, wood chips, Pulp Logs and/or residuals from logging operations) of an initial 250,000 tons per year and provides that it can be increased to 500,000 tons within 2 years of commencing the project.

Tenure of ownership is a long term lease, license, outright ownership or hereditary rights of ownership of at least 15 years.

On June 26, 2009, the Company established a select global advisory board to assist the company in meeting its increasing supply and demand opportunity that exists in the Company's marketplace. Sea 2 Sky is pleased to announce the first appointment of Mr. Richard Walton, BSc, P. Eng., a former technical director of manufacturing and project manager of a major European Regeneration facility to its Advisory Board. Mr. Walton's breadth of experience and knowledge of evolving building codes with increasing emphasis to use renewable biomass in the United Kingdom along with his contact network within Europe greatly assists Sea 2 Sky in meeting and opening up the market in Europe. Several market opportunities exist for Sea 2 Sky throughout Europe and the Company plans to aggressively market with Mr. Walton and its recently announced supply contract in New Zealand."

The European Union (EU) and other countries now legally mandate the use of biomass sources of energy for domestic and industrial use. In some regions of Austria, 80% of new Homes already use biomass for heating, and the United Kingdom building code for sustainable housing currently mandates 100% of new homes by 2012 to use renewable technologies. Wood pellet biomass is the most accepted and most feasible source of this energy. Demand for wood pellet biomass

================================================================================
Sea 2 Sky Corporation                                                    Page 22
in Europe is forecasted to increase up to 10 fold from the current 7.5 million tons/ annually, to as much as 75 million tons by 2020 representing a current dollar market increase from $1,725,000,000 to $17,250,000,000.

Critical Accounting Policies and Estimates

Estimates

Our discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. By their nature, these estimates and judgments are subject to an inherent degree of uncertainty.

We review our estimates on an on-going basis, including those related to sales allowances, the allowance for doubtful accounts, inventories and related reserves, long-lived assets, income taxes, litigation and stock-based compensation. We base our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result.

We  believe  the  following  critical   accounting  policies  involve  our  more
significant judgments and estimates used in the preparation of our financial statements.

Accounting for Employee and Director Stock-Based Compensation

The Company accounts for stock options issued to employees and directors under SFAS No. 123(R), "Share-Based Payment". Under SFAS 123(R), share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite vesting period.

Accounting for Non-Employee Stock-Based Compensation

We measure compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force
(EITF) Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". The fair value of the option issued or expected to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of our common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete. In the case of the issuance of stock options, we determine the fair value using the Black-Scholes option pricing model. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

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

On March 6, 2009, our board of directors ratified an action made by the prior directors to sell 40 million of their restricted shares to the new directors in a private transaction. This was done on condition that the new directors would accept positions on the Board in order to develop a working business plan for the company. The restricted shares are non-transferable without being

================================================================================
Sea 2 Sky Corporation                                                    Page 23
unanimously approved by the Board. Based on the grant date market price of $0.066, less a de minimus discount of 10%, we recorded stock compensation expense of $2,360,000.

During March and April 2009, common stock subscription agreements for 454,311 shares of common stock for $0.30, each, raising $136,293. These funds were for operating capital. As of May 31, 2009 there are 83,854,311 common shares issued and outstanding.

On April 25, 2009, the board of directors approved the issuance of four (4) million warrants to a consulting group in exchange for consulting services provided to the Company during the development stage. These warrants were fully vested upon issuance, have an exercise price of $0.30, and have a three-year term which expires April 24, 2012. The market value at grant date was $0.06 per share. Using the Black Scholes options pricing model, we estimated the fair market value of these options to be $89,117, which was booked to compensation expense - consultants during the quarter.


Results of Operations

For The Three Months Ended May 31, 2009 Compared To The Three Months Ended May 31, 2008.

We did not recognize any revenues from operations during the three months ending May 31, 2009, or during the three months ending May 31, 2008.

For the three months ended May 31, 2009, operating expenses were $2,698,010 compared to $6,963 during the three months ended May 31, 2008. The increase was due primarily to the employment of five new directors and officers, and engaging a consulting group to assist with raising capital as a result of the Company's new business focus. Operating expenses during the three months ended May 31, 2009, consisted of $2,492,342 in wages, fees and stock compensation expense related to our five new directors hired in February 2009; $169,341 in professional fees and stock compensation expense realized for initial consulting services received during our development stage; amortization and depreciation of $3,275; and office and administration costs of $33,052. During the three months ended May 31, 2008, there were no wages or stock compensation expense; operating expenses consisted of professional fees of $5,765, office and administration costs of $444, and depreciation and amortization expense of $754.

During the three months ended May 31, 2009, we recognized a net loss of $2,698,010 compared to a net loss of $6,963 for the three months ended May 31, 2008. The increase of $2,691,047 is due to an increase in the Company's operational activities over the prior period as discussed above.

For The Nine Months Ended May 31, 2009 Compared To the Nine Months Ended May 31, 2008

We did not recognize any revenues from operations during the nine-month periods ending May 31, 2009, and May 31, 2008, other than those related to the discontinued operations (travel related services). We recognized a $180 net loss from discontinued operations during the nine months ending May 31, 2009, compared to a $19,124 net loss from discontinued operations during the nine months ending May 31, 2008. The absence of operating revenues was a result of our efforts during the nine months ended May 31, 2009 to modify and change our business plan, as discussed previously.

During the nine months ended May 31, 2009, we incurred operating expenses of $2,717,565 compared to $24,552 during the nine months ended May 31, 2008. The increase of $2,693,013 is a result of engaging new personnel and consultants to support our increased operational activities related the Company's new business focus. During the nine months ended May 31, 2009, operational expenses consisted of $2,492,338 in wages and stock compensation expense related to our new five directors hired in February 2009; $169,341 in professional fees and stock compensation expense realized for initial consulting services received during our development stage; $48,481 in office and administrative expenses; and $7,405 in depreciation and amortization costs. During the nine months ended May 31, 2008, there were no wages or stock compensation expenses incurred; operational expenses consisted of $21,235 in professional fees; $1,557 in office and administrative expenses; and $1,760 in depreciation and amortization costs.

During the nine months ended May 31, 2009, we recognized a net loss of $2,717,745, compared to a net loss of $43,676 for the nine month period ended

================================================================================
Sea 2 Sky Corporation                                                    Page 24

May 31, 2008. The $2,674,069 increased loss is a result of the factors described above.

Liquidity and Capital Resources

The report of our independent registered public accounting firm on the financial statements for the year ended August 31, 2008 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses, and accumulated deficit since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

At May 31, 2009, we had working capital deficit of $100,576, compared to working capital of $28,382 at August 31, 2008. At May 31, 2009 and 2008, our total assets consisted primarily of cash of $121,943 and $36,465, respectively

At May 31, 2009, our total current liabilities consisted primarily of accounts payable of $27,495, accrued wages to directors of $105,161 and accrued consulting fees of $75,000. This was an increase from total current liabilities of $8,500 at August 31, 2008, which consisted of accounts payable of $2,000 and accrued liabilities of $6,500.

Cash on hand is currently our only source of liquidity. We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future.

We did not recognize any revenues from operations during the nine months ending May 31, 2009, other than those related to the discontinued operations (travel related services). Our short and long term survival is dependent on sufficient revenue resulting in a profitable operation or funding from sales of securities as necessary.

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


Item 3.      Quantitative and Qualitative Disclosures about Market Risk

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. However, we do not hold any derivative instruments and do not engage in any hedging activities.


Item 4.      Controls and Procedures

(a)  Evaluation  of  Disclosure  Controls and  Procedures.  Our Chief  Executive
Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this

================================================================================
Sea 2 Sky Corporation                                                    Page 25
report. Based on that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Item 4T.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of May 31, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2009, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting. There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.


Item 2.     Unregistered Sales of Equity And Use Of  Proceeds

On December 30, 2008, our Board of Directors authorized a 30-for-1 stock split of our $0.001 par value common stock. This forward stock split became effective February 17, 2009. As a result of the split, 131,400,000 shares were issued and outstanding. The Company's common stock and APIC were adjusted with a corresponding charge of $24,187 to retained earnings.

================================================================================
Sea 2 Sky Corporation                                                    Page 26

On April 25, 2009, the board of directors approved the issuance of four (4) million warrants to a consulting group in exchange for consulting services provided to the Company. These warrants were fully vested upon issuance, have an exercise price of $0.30, and have a three-year term which expires April 24, 2012.

During April and May 2009, subscription agreements were sold to seven accredited investors totaling 454,311 shares of common stock for $0.30, each, raising $136,293.

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


Item 3.      Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended May 31, 2009.


Item 4.      Submission of Matters to a Vote of Security Holders

There were no matters submitted for a vote of our security holders during the period ended May 31, 2009.


Item 5.      Other Information

On May 22, 2009, the Company dismissed Schumacher & Associates, Inc. the independent accountants previously engaged as the principal accountants to audit our financial statements. The decision to change accountants was approved by our Board of Directors.

 Also effective on May 22, 2009, we engaged dbb mckennon, Certified Public Accountants, as our independent certified public accountants. The decision to change accountants was approved by our Board of Directors.

These events have been previously disclosed in Current Report on Form 8-K filed with the SEC.

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





================================================================================
Sea 2 Sky Corporation                                                    Page 27

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of July, 2009.


                              SEA 2 SKY CORPORATION


Date: July 15, 2009                         By: /s/ David Siebenga
                                                ------------------

                                                David Siebenga
                                                President/CEO
                                                Principal Executive Officer



Date: July 15, 2009                         By: /s/ Erik Odeen
                                                --------------

                                                Erik Odeen
                                                Chief Financial Officer
                                                Principal Accounting Officer


















================================================================================
Sea 2 Sky Corporation                                                    Page 28