Form 10-Q/A
period 2009-05-31
SEA 2 SKY CORP
filed 2009-12-08
CIK 1381341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q/A
                                  Amendment #1


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


Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]


Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Larger accelerated filer [ ]                            Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]

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



















================================================================================

EXPLANATORY NOTE
----------------
This Amendment No. 1 (the "Amendment") on Form 10-Q/A to the Quarterly Report on Form 10-Q of Sea 2 Sky Corporation (the "Company") for the period ended May 31, 2009, which was filed with the Securities and Exchange Commission on July 15, 2009, is being filed for the purpose of correcting the accounting treatment used to record common stock shares issued to five (5) new Directors (the "New Directors")during March 2009.

This Report has been amended to reverse $2,360,000 of previously recorded stock compensation expense in excess of par value ($0.001 per share) for 40,000,000 shares of SSKY common stock issued to five (5) new directors as an incentive for joining the Company with their new business plan it alternative energy. Under guidelines provided by FASB issued ASC 805-10-65-1 (formerly SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R") which replaces SFAS No. 141, "Business Combination"), these New Directors were determined, subsequent to the initial filing of this Form 10-Q, to have effected a change in control since the New Directors owned approximately 47% of the outstanding shares, and they controlled the board of directors and intended operations. Accordingly, the share transactions should be accounted for as a recapitalization and no goodwill recorded. As a result, stock issued to the New Directors should have been recorded at par value ($0.001 per share)of $40,000, as there was no transfer of identifiable assets which would have been recorded at their historical costs.

Items amended include:

ITEM 1. FINANCIAL STATEMENTS (unaudited)
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Pursuant to Rule 12b-15 under the  Securities  Exchange Act of 1934,  as amended
(the "Exchange Act"), we have filed the certifications required by Rule 13a-14(a) or 15d-14(a) of the Exchange Act.

                                        TABLE OF CONTENTS

PART I--FINANCIAL INFORMATION
-----------------------------
    ITEM 1. FINANCIAL STATEMENTS (unaudited).                                                                             4
    -----------------------------------------
    Balance Sheets as at May 31, 2009 and August 31, 2008                                                                 4

    Statements of Operations for the three and nine months ended May 31, 2009 and 2008 and for the period
    November 16, 2005 (Inception) to May 31, 2009                                                                         5

    Statements of Cash Flows for the nine months ended May 31, 2009 and 2008 and for the period November 16,
    2005 (Inception) to May 31, 2009                                                                                      6

    Notes to the Financial Statements                                                                                     7

    ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.                       19
    ----------------------------------------------------------------------------------------------

    ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                                   24
    ------------------------------------------------------------------

    ITEM 4. CONTROLS AND PROCEDURES                                                                                      24
    -------------------------------

    ITEM 4T. CONTROLS AND PROCEDURES                                                                                     25
    --------------------------------

PART II--OTHER INFORMATION                                                                                               25
--------------------------
    ITEM 1. LEGAL PROCEEDINGS                                                                                            25
    -------------------------

    ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS                                                  25
    -------------------------------------------------------------------

    ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                                                              26
    ---------------------------------------

    ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                                          26
    -----------------------------------------------------------

    ITEM 5. OTHER INFORMATION                                                                                            26
    -------------------------

    ITEM 6. EXHIBITS                                                                                                     26
    ----------------

SIGNATURES                                                                                                               27
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
Commitments and Contingencies (Note 7)


Shareholders' equity (deficit) (Notes 5 and 6):
   Common Stock, $0.001 par value:
     225,000,000 shares authorized - 83,854,311 and 131,400,000 shares issued and outstanding shares at May 31, 2009 and August 31, 2008,
     respectively                                                                                83,854                   131,400
   Additional paid-in capital                                                                   273,016                         -
   Accumulated other comprehensive income                                                         2,499                     5,587
   Deficit accumulated during the development-stage, net of adjustment (Note 5)                (459,056)                 (101,311)
                                                                                     -------------------          ----------------


Total shareholders' equity (deficit)                                                            (99,687)                   35,676
                                                                                  ----------------------     ---------------------
Total liabilities and shareholders' equity (deficit)                            $               122,975      $             44,176
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

                                                                                                                              Page 4


                                              SEA 2 SKY CORPORATION
                                          (A DEVELOPMENT-STAGE COMPANY)
                                            STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                                                                                      From
                                                                                                                     November
                                                                                                                     16, 2005
                                For the Three       For the Three       For the Nine          For the Nine          (inception)
                                Months ended        Months Ended        Months Ended          Months ended            through
                                 May 31, 2009       May 31, 2008        May 31, 2009          May 31, 2008         May 31, 2009
                               ----------------  ----------------  ---------------------  --------------------    ------------------
Revenues:                      $             -   $             -   $                  -   $                 -     $               -


Operating expenses:
Selling                                      -                 -                      -                     -                     -
General and
administrative, including              338,010             6,963                357,565                24,552               415,359
stock-based compensation
of $89,177 for the
three and nine months
ended May 31, 2009; and
$0 for the three and
nine months ended May
31, 2008. (Notes 5
and 6)
                               -------------------  -------------  ---------------------  --------------------    ------------------
Total operating expenses               338,010             6,963                357,565                24,552               415,359
                               -------------------  -------------  ---------------------  --------------------    ------------------

Operating loss                        (338,010)           (6,963)              (357,565)              (24,552)             (415,359)

Other income and (expense):
Interest Income                              -                 -                      -                     -                   206
Loss from continuing operations       (338,010)           (6,963)              (357,565)              (24,552)             (415,565)
Loss from discontinued                       -                 -                   (180)              (19,124)              (19,304)
operations
                               ----------------  ----------------  ---------------------  --------------------    ------------------
Net loss                       $      (338,010)  $        (6,963)  $           (357,745)  $           (43,676)    $        (434,869)
                               ================  ================  =====================  ====================    ==================

Basic and diluted loss per
common share                   $             *                 *   $                  *                     *
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

                                                                                                                              Page 5


                                      SEA 2 SKY CORPORATION
                                  (A DEVELOPMENT-STAGE COMPANY)
                                    STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                                                                         From
                                                                                                                      November 16,
                                                                                                                         2005
                                                                      For the Nine           For the Nine             (inception)
                                                                      Months ended           Months ended               Through
                                                                      May 31, 2009            May 31, 2009            May 31, 2009
                                                                   ------------------      -----------------     -------------------


 Cash flows from operating activities:
 Net loss                                                          $         (357,745)     $         (43,676)    $         (434,869)
Adjustments to reconcile net loss to net cash used in
operating activities:
   Amortization and depreciation                                                7,405                  1,760                  9,920
   Stock-based compensation expense to consultants                             89,177                      -                 89,177
 Changes in operating assets and liabilities:
  (Increase) in prepaid expenses                                                  274                      -                   (143)
  (Decrease) Increase in accounts payable & accrued liabilities               214,161                 (2,929)               222,661
                                                                   -------------------     ------------------    -------------------


 Net cash used in operating activities                                        (46,728)               (44,845)              (113,254)
                                                                   -------------------     ------------------    -------------------

 Cash flows from investing activities:
Acquisition of property and equipment                                         (1,000)                (9,808)                (10,808)
                                                                   -------------------     ------------------    -------------------
 Net cash used in investing activities                                        (1,000)                (9,808)                (10,808)
                                                                   -------------------     ------------------    -------------------

 Cash flows from financing activities:
 Proceeds from sale of  Common Stock                                          136,293                      -                243,506
                                                                   -------------------     ------------------    -------------------
 Net cash provided by financing activities                                    136,293                      -                243,506
                                                                   -------------------     ------------------    -------------------

   Effect of exchange rate changes on cash                                     (3,087)                3,639                   2,499

 Net increase (decrease) in cash and cash equivalents                          85,478               (51,014)                121,943

 Cash and cash equivalents, beginning of period                                36,465                91,858                       -
                                                                   -------------------     ------------------    -------------------

 Cash and cash equivalents, end of period                          $          121,943      $         40,844     $           121,943
                                                                   ===================     ==================    ===================



 Supplemental disclosures of cash flow information:
 Cash paid during the period for:
 Interest                                                           $             -        $              -     $                 -
 Income taxes                                                       $             -        $              -     $                 -


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

================================================================================
Sea 2 Sky Corporation                                                     Page 7

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


The Market

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

================================================================================
Sea 2 Sky Corporation                                                     Page 8

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

Operating  results for the three and nine month periods ended May 31, 2009   are
not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2009.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Cash (Level 1), accounts receivable, other receivables, accounts payable, accrued liabilities, due to stockholders and convertible loan payable (Level 2) are reflected in the interim balance sheet at carrying value, which approximates fair value due to the short-term nature of these instruments.

================================================================================
Sea 2 Sky Corporation                                                     Page 9

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


Earnings or Loss per Share

The Company accounts for earnings or loss per share pursuant to SFAS No. 128, "Earnings per Share," which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year. At May 31, 2009, the Company had no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

================================================================================
Sea 2 Sky Corporation                                                    Page 10

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


In December 2007, the FASB issued ASC 805-10-65-1 (formerly SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R") which replaces SFAS No. 141, "Business Combination"). ASC 805-10-65-1 establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) discloses the business combination. This Statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. ASC 805-10-65-1 was effective on a prospective basis for all business combinations on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. See Note 5 for impact.


In December 2007, the FASB issued Financial Accounting Standard No. 160, "Non-controlling Interests in Financial Statements--an amendment of ARB No. 51". SFAS 160 requires that a non-controlling interest in a subsidiary be reported as equity and the amount of net income specifically attributable to the non-controlling  interest be  identified in the  financial  statements.  It also

================================================================================
Sea 2 Sky Corporation                                                    Page 11
calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any non-controlling equity investment retained in a deconsolidation. SFAS 160 was adopted by the Company effective January 1, 2009 and did not have an effect on the Company's financial statements.

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

In April 2008, the Financial Accounting Standards Board (FASB") issued FASB Staff Position (FSP") Statement of Financial Accounting Standards ("SFAS")
142-3,  "Determination  of the  Useful  Life of  Intangible  Assets"  ("FSP SFAS
142-3"). FSP SFAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations," and other U.S. generally accepted accounting principles ("GAAP"). FSP SFAS 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The requirement for determining useful lives must be applied prospectively to intangible assets acquired after the effective date and the disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date. Early adoption is prohibited. The Company is currently reviewing the effect, if any, the proposed guidance will have on its financial statements.

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

================================================================================
Sea 2 Sky                                                                Page 12

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

In December 2008, FASB issued FSP Statement of Financial Accounting Standards ("SFAS") 140-4 and FASB Interpretation ("FIN") 46 (R)-8, "Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities" ("FSP SFAS 140-4 and FIN 46 (R)"). FSP SFAS 140-4 and FIN 46 (R) amends FASB SFAS 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB SFAS 46 (revised December 2003), "Consolidation of Variable Interest Entities," to require public enterprises, including sponsors that have a

================================================================================
Sea 2 Sky Corporation                                                    Page 13
variable interest in a variable interest entity, to provide additional disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity ("SPE") that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The disclosures required by FSP SFAS 140-4 and FIN 46 (R)" are intended to provide greater transparency to financial statement users about a transferor's continuing involvement with transferred financial assets and an enterprise's involvement with variable interest entities and qualifying SPEs. FSP SFAS 140-4 and FIN 46 (R) are effective for reporting periods (annual or interim) ending after December 15, 2008. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

In April 2009, FASB issued FSP SFAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments," ("FSP SFAS 107-1 and APB 28-1") which amends SFAS 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. FSP SFAS 107-1 and APB 28-1 also amend APB Opinion 28, "Interim Financial Reporting," to require those disclosures in all interim financial statements. It is effective for interim periods ending after June 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.

In May 2009, the FASB issued SFAS 165, "Subsequent Events," ("SFAS 165"), which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statement are issued or available to be issued. In particular, SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements' and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. It is effective for interim and annual periods ending after June 15, 2009. The Company is currently reviewing the effect, if any; the proposed guidance will have on its financial statements.


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


NOTE 3 - GOING CONCERN


The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has an accumulated deficit at May 31, 2009 of $(459,056) and limited available capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheet is dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure the eventual profitability of the Company. Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.


================================================================================
Sea 2 Sky Corporation                                                    Page 14

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


On February 23, 2009, three new directors were appointed (David Siebenga, Erik Odeen and Ira Steiner). On February 26, 2009, Irene Getty and Dennis Cox resigned from the board of directors. Prior to resigning, they suggested allocating 40 million shares of their restricted stock for private sale to the new five directors ("New Directors") - pending the new Board's approval.

On March 6, 2009, our board of directors ratified an action made by the prior directors to sell 40 million of their restricted shares to the new directors in a private transaction. This was done on condition that the new directors would accept positions on the Board in order to develop a working business plan for the Company. The restricted shares are non-transferable without being unanimously approved by the Board. Under guidelines provided by SFAS No. 141R, "Business Combinations", the New Directors, who received 48% of the then issued and outstanding stock, were considered to be the largest minority voting interest owner (group of organized owners) without the existence of any single majority owner (or organized group of owners). These New Directors controlled the Board.

We believe that a "business" as defined under ASC 805-10-65-1 (formerly
SFAS No. 141R) was introduced by these five New Directors. Under this definition, a "business" may be an integrated set of activities and assets in the development stage, which might not have outputs. If no outputs, then one must consider if the integrated set:

1. Has begun planned principal activities;
2. Has employees, intellectual property, and other inputs and processes that could be applied to those inputs;
3. Is  pursuing a plan to produce  outputs; and/or
4. Will be able to obtain  access to customers  that will  purchase the outputs.

The New Directors brought a business plan reflecting a viable business in the renewable alternative energy industry, which meets a large and timely demand. These directors possess the industry knowledge and relative experience necessary to accomplish their plan. Each of the directors has unique skills and strategic relationships which are directly in line with the objectives of this plan. As a result of these factors, a change of control was recognized, which triggered recapitalization accounting. The shares issued to the New Directors were valued at the carry-over basis value of the Company's net assets and liabilities. Since there were no assets or outstanding liabilities contributed at the time of the change of control, the shares were valued at par. The assets and liabilities of the Company prior to the change in control continued to be reflected at historical cost which approximated fair values.


During April and May 2009, subscription agreements were sold to seven accredited investors totaling 454,311 shares of common stock for $0.30, each, raising $136,293.

================================================================================
Sea 2 Sky                                                                Page 15

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

================================================================================
Sea 2 Sky                                                                Page 16

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

The European Union (EU) and other countries now legally mandate the use of biomass sources of energy for domestic and Industrial use. In some regions of Austria, 80% of new Homes already use biomass for heating, and the United Kingdom building code for sustainable housing currently mandates 100% of new

================================================================================
Sea 2 Sky Corporation                                                    Page 17
homes by 2012 to use renewable technologies. Wood pellet biomass is the most accepted and most feasible source of this Energy. Demand for wood pellet biomass in Europe is forecasted to increase up to 10 fold from the current 7.5 million tons, annually, to as much as 75 million tons by 2020 representing a current dollar market increase from $1,725,000,000 to $17,250,000,000.

See NOTE 5 for additional common stock issued for cash in June 2009.



NOTE 10 - RESTATEMENT OF FORM 10-Q

On December 7, 2009, the Company amended this report on Form 10-Q/A (the "Amendment")to our Quarterly Report on Form 10-Q for the period ended May 31, 2009, which was filed with the Securities and Exchange Commission on July 15, 2009. This Amendment is being filed for the purpose of correcting the accounting treatment used to record common stock shares issued to five (5) new Directors (the "New Directors") during March 2009.

This Report has been amended to reverse $2,360,000 of previously recorded stock compensation expense in excess of par value ($0.001 per share) for 40,000,000 shares of SSKY common stock issued to the New Directors as an incentive for joining the Company with their new business plan in alternative energy. Under guidelines provided by FASB issued ASC 805-10-65-1 (formerly SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R") which replaces SFAS No. 141, "Business Combination"), these New Directors were determined, subsequent to the initial filing of this Form 10-Q, to have effected a change in control since the New Directors owned approximately 47% of the outstanding shares, and they controlled the Board of Directors and intended operations. Accordingly, the share transactions should be accounted for as a recapitalization and no goodwill recorded. As a result, stock issued to the New Directors should have been recorded at par value ($0.001 per share) of $40,000, as there was no transfer of identifiable assets which would have been recorded at their historical costs.

As a result of this restatement, the following balances were adjusted as of and for the nine months ended May 31, 2009:


                                                Loss from               Additional              Accumulated
                                        continuing operations         paid in capital             Deficit
                                        ---------------------         ---------------           -----------

Balance as reported                     $ (2,717,565)                   2,633,016                (2,819,056)
Adjustment                                 2,360,000                   (2,360,000)                2,360,000
                                        -------------                 ------------              ------------
As requested                            $   (357,565)                 $   273,016               $  (459,056)
                                        -------------                 ------------              ------------




================================================================================
Sea 2 Sky Corporation                                                    Page 18

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

================================================================================
Sea 2 Sky                                                                Page 19

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


Subsequent Events

On June 3, 2009, Sea 2 Sky entered into a comprehensive joint venture agreement with Gateway Associates LLC, a Company controlled by Mr. Henry James of the Lummi Nation. This agreement brings together distinctive market access rights to

================================================================================
Sea 2 Sky Corporation                                                    Page 20
manufacture and distribute Wood Pellets to institutional and industrial markets for Sea 2 Sky in a manner that has never been achieved to date. As part of this agreement, Gateway's network will facilitate access to the institutional and industrial markets based on its and others Special Category Businesses Rights designations and its status in the Foreign Trade Zones Act of 1934. Institutional access to markets includes cumulative mandates set by the United States of America Federal Government guidelines that amount to 23% of the total US Federal budget. Industrial market access often requires similar percentages as the Institutional market guidelines to be eligible for continued contracting with the US Government. Both Sea 2 Sky and Gateway have determined that a substantial opportunity exists in the wood pellet market and are jointly co-operating to satisfy the unmet market demand. Based on current market evaluations, up to 17 percent of the US Federal procurement budget ($425 Billion approx.) is yet open to be met by Special Category Business businesses like those contained in Gateway's network. The industrial market of unmet market demand is of similar size.

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

The European Union (EU) and other countries now legally mandate the use of biomass sources of energy for domestic and industrial use. In some regions of Austria, 80% of new Homes already use biomass for heating, and the United Kingdom building code for sustainable housing currently mandates 100% of new homes by 2012 to use renewable technologies. Wood pellet biomass is the most accepted and most feasible source of this energy. Demand for wood pellet biomass

================================================================================
Sea 2 Sky Corporation                                                    Page 21
in Europe is forecasted to increase up to 10 fold from the current 7.5 million tons/ annually, to as much as 75 million tons by 2020 representing a current dollar market increase from $1,725,000,000 to $17,250,000,000.

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

================================================================================
Sea 2 Sky Corporation                                                    Page 22

On March 6, 2009, our board of directors ratified an action made by the prior directors to sell 40 million of their restricted shares to the New Directors in a private transaction. This was done on condition that the new directors would accept positions on the Board in order to develop a working business plan for the company in the wood pellet industry. Although an auditable "business" as defined under Regulation S-X was not brought in, we believe that a "business" as defined under ASC 805-10-65-1(formerly SFAS No. 141)was introduced by these five New Directors. Under this definition, a "business" may be an integrated set of activities and assets in the development stage, which might not have outputs. If no outputs, then one must consider if the integrated set:

     1.   Has begun panned pricipal activities;
     2. Has employees, intellectual property, and other inputs and processes that could be applied to those inputs;
     3.   Is pursuing a plan to produce outputs; and/or,
     4. Will be able to obtain access to customers that will purchase the outputs.

The New Directors brough a business plan reflecting a viable business in the renewable alternative energy industry, which meets a large and timely demand. These directors possess the industry knowledge and relative experience necessary to accomplish their plan. Each of the directors has unique skills and strategic relationships which are directly in line with the objectives of this plan.


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


For the three months ended May 31, 2009, operating expenses were $338,010 compared to $6,963 during the three months ended May 31, 2008. The increase was due primarily to the employment of five new directors and officers, and engaging a consulting group to assist with raising capital as a result of the Company's new business focus. Operating expenses during the three months ended May 31, 2009, consisted of $132,342 in wages, fees and stock compensation expense related to our five new directors hired in February 2009; $169,341 in professional fees and stock compensation expense realized for initial consulting services received during our development stage; amortization and depreciation of $3,275; and office and administration costs of $33,052. During the three months ended May 31, 2008, there were no wages or stock compensation expense; operating expenses consisted of professional fees of $5,765, office and administration costs of $444, and depreciation and amortization expense of $754.

During the three months ended May 31, 2009, we recognized a net loss of $338,010 compared to a net loss of $6,963 for the three months ended May 31, 2008. The increase of $331,047 is due to an increase in the Company's operational activities over the prior period as discussed above.


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


During the nine months ended May 31, 2009, we incurred operating expenses of $357,565 compared to $24,552 during the nine months ended May 31, 2008. The increase of $333,013 is a result of engaging new personnel and consultants to support our increased operational activities related the Company's new business focus. During the nine months ended May 31, 2009, operational expenses consisted of $132,338 in wages and stock compensation expense related to our new five directors hired in February 2009; $169,341 in professional fees and stock compensation expense realized for initial consulting services received during our development stage; $48,481 in office and administrative expenses; and $7,405 in depreciation and amortization costs. During the nine months ended May 31, 2008, there were no wages or stock compensation expenses incurred; operational expenses consisted of $21,235 in professional fees; $1,557 in office and administrative expenses; and $1,760 in depreciation and amortization costs.

During the nine months ended May 31, 2009, we recognized a net loss of $357,745, compared to a net loss of $43,676 for the nine month period ended May 31, 2008.

================================================================================
Sea 2 Sky Corporation                                                    Page 23

The $314,069 increased loss is a result of the factors described above.


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


Item 4.      Controls and Procedures

(a)  Evaluation  of  Disclosure  Controls and  Procedures.  Our Chief  Executive
Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this

================================================================================
Sea 2 Sky Corporation                                                    Page 24
report. Based on that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

================================================================================
Sea 2 Sky Corporation                                                    Page 25

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





================================================================================
Sea 2 Sky Corporation                                                    Page 26

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of July, 2009.


                              SEA 2 SKY CORPORATION



Date: December 7, 2009                      By: /s/ David Siebenga
                                                ------------------

                                                David Siebenga
                                                President/CEO
                                                Principal Executive Officer



Date: December 7, 2009                      By: /s/ Erik Odeen
                                                --------------


                                                Erik Odeen
                                                Chief Financial Officer
                                                Principal Accounting Officer


















================================================================================
Sea 2 Sky Corporation                                                    Page 27