Form 10-K
period 2009-08-31
SEA 2 SKY CORP
filed 2009-12-08
CIK 1381341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-138989

Sea 2 Sky Corporation
 (Exact name of registrant as specified in its charter)

Nevada	98-0479847
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

2287 Slater Road, Ferndale, WA  98248
 (Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code:  1 (877) 732-2759

Formerly

RPO 75156, White Rock, BC V4B 5L4

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	OTCBB

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the Registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Exchange Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of December 8, 2009, the registrant had 81,391,811 shares of its common stock issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the $0.07 closing price as of December 8, 2009, was approximately $3,277,177.

Authorized share capital of the registrant: 225,000,000 common shares, par value of $0.001.  The Registrant has no non-voting stock.

Documents incorporated by reference :  None

CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Information Relating to Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Securities Exchange Act of 1934, which are subject to risks, uncertainties and assumptions that are difficult to predict. All statements in this Annual Report on Form 10-K, other than statements of historical fact, are forward-looking statements. These forward-looking statements are made pursuant to safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements include statements, among other things, concerning our business strategy, including anticipated trends and developments in and management plans for, our business and the markets in which we operate; future financial results, operating results, revenues, gross margin, operating expenses, products, projected costs and capital expenditures; research and development programs; sales and marketing initiatives; and competition. In some cases, you can identify these statements by forward-looking words, such as "estimate", "expect", "anticipate", "project", "plan", "intend", "believe", "forecast", "foresee", "likely", "may", "should", "goal", "target", "might", "will", "could", "predict" and "continue", the negative or plural of these words and other comparable terminology. These statements are not guarantees of future performance and are subject to risks, uncertainties, potentially inaccurate assumptions, and other factors, some of which are beyond our control and difficult to predict. If known or unknown risks materialize, or should underlying assumptions prove inaccurate, our actual results could differ materially from past results and from those expressed in the forward-looking statements. Important factors that could cause our actual results to differ materially from those expressed in our forward-looking statements are described in "Item 1A—Risk Factors" in this Annual Report on Form 10-K. From time to time, we also provide forward-looking statements in other materials we release to the public and in oral statements made by authorized officers.

The forward-looking statements are only predictions based on our current expectations and our projections about future events. All forward-looking statements included in this Annual Report on Form 10-K are based upon information available to us as of the filing date of this Annual Report on Form 10-K. You should not place undue reliance on these forward-looking statements. We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance, or achievements to differ materially from those expressed or implied by these statements. These factors include the matters discussed in the section entitled "Item 1A—Risk Factors" and elsewhere in this Annual Report on Form 10-K. You should carefully consider the risks and uncertainties described under this section.

Investors are advised to consult any further disclosures we make on related subjects in our 10-Q and 8-K reports filed with the Securities and Exchange Commission (the "SEC").

ITEM 1. DESCRIPTION OF BUSINESS

As used in this annual report, “we”, “us”, “our”, “Sea 2 Sky”, or “Company” refers to Sea 2 Sky Corporation.

COMPANY HISTORY

Our Company

Sea 2 Sky Corporation (or “Sea 2 Sky”, the “Company”) is a development-stage company which intends to sources biomass supply streams and convert them into "green or alternative fuel energy" products. We intend to focus on creating sustainable and environmentally responsible alternative energy products from underutilized resources, responding to a global market demand for a viable option to reduce the world's climate "greenhouse effect" and the dependence on fossil fuel.

Company History

Sea 2 Sky was incorporated in Nevada on November 16, 2005.  The Company's fiscal year-end is August 31st.  The Company was initially established to provide travel related services to tourists in Canada and other countries; however, due to an economic downturn, the Company abandoned its travel-related services during the first half of fiscal year 2009.  As a result, assets and expenses related to the travel business have been reclassified from continuing operations to discontinued operations for proper financial presentation.  The total net loss from these discontinued operations since November 16, 2005 is $19,304.

Effective March 1, 2009 (“Inception”), the Company transitioned from its initial business focus to that of a world-wide renewable energy provider, and entered an emerging opportunity in the alternative fuel, biomass sector of the forest industry.  The Company is currently seeking acquisition rights to biomass supplies around the world so that we may begin the manufacturing and global distribution of environmentally-friendly alternative fuel sources.

Sea 2 Sky is a development-stage renewable bio-energy company headquartered in a HUB Zone in Ferndale, Washington. Backed by a “Special Category Minority Business” designation, the Company is better enabled to compete effectively in a growing market. The Company’s primary focus is to deliver alternative energy solutions to Fortune 1000 companies, government agencies and countries around the globe.  Sea 2 Sky is developing manufacturing and fulfillment processes to achieve this goal. The Company is continually seeking and securing the rights to large concentrations of biomass material (presently in North America), and is working to develop partnership relationships with creators of the most recent technologies in areas related to the torrefaction / carbonization process involved in the manufacturing of “Green Coal” and related energy products.

After obtaining new technology, Sea 2 Sky intends to convert surplus decaying biomass into environmentally-sustainable products such as activated carbon, densified high-energy char (bio-char), and electricity.  This process allows for environmental benefits including the reduction of carbon emissions and the related “greenhouse effect”, depleting the decaying timber which is known to be a forest fire hazard.

What is Biomass

Prior to the Industrial Revolution, woody biomass satisfied nearly all of mankind’s energy needs.  Currently, one-seventh of total energy consumption is from biomass which is the main energy resource for over 1.5 billion people in the world.  Biomass energy is the only one which has both the property of fossil fuel and characteristics which means that it can be stored, renewed and transferred. It is less restricted by natural conditions.  Biomass energy can be transferred to useful thermal energy, electrical energy and the fuel as power by means of direct combustion, gasification and liquidation.  High-grade combustible gas like CO, H2 and methane can be formed by the gasification of biomass.  Bio-gas can be produced by anaerobic digestion of biomass and liquid fuel using, for example, thermalization, biochemistry, machinery and chemistry.  Biomass is the most renewable energy resource in the world. Like a great solar chemical industry plant, it spreads in plants all over land and water throughout the world which transfer continuously solar energy into chemical energy which is stored in the inner part of plants in the form of organic matter.

The biomass energy resource has many advantages such as greater resource capacity, lower price, less sulphur composition, less ash content and the feature of renewability.  However, it also has some unfavorable aspects such as higher water content, lower unit thermal output, large volume, decentralized resource and unsuitable for collection, storage and transportation.  These disadvantages can be overcome with proper planning and application of technology.  Biomass resources can be used efficiently.

About 120 billion tons of biomass, the energy capacity of which is five times the total present energy consumption in the world, is formed each year by means of photosynthesis.  But only 1% of the total energy capacity has been used as energy.  It can supply about 14% of total energy consumption in the world.

Declining oil reserves, growing environmental awareness and political issues surrounding fossil fuels have renewed the interest in and demand for our original source of energy, biomass.  Through new technology, we are able to maximize the energy output of biomass, particularly in the form of wood pellets and minimize emissions which makes it economically and ecologically one of the most desirable sources of energy.

In the past it was not ecologically or economically viable to burn biomass. The transportation of unprocessed biomass to the populated centers was too expensive, and the high moisture content of firewood, as well as the inefficient conversion of wood to energy in traditional wood stoves caused unacceptable pollution. The solution to both problems is pellets. Because of their low moisture contents and density, wood pellets burn at a very high heat with minimal emissions.

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

Cordwood,  wood  pellets,  wood  chips,  waste  paper,  along with a dozen other agricultural  byproducts  capable of being burned for heat,  are all examples of biomass that is  renewable.  Given proper forest and agricultural management, biomass is limitless, and has historically proven to be price stable in the marketplace.  The environmental soundness of the fuel is that it essentially turns waste products into energy and is in ample supply in the areas hardest to reach with oil and gas.

Biomass Supply

In order to fully evaluate the emerging opportunity, the Company intends to proceed in various stages.  The first stage is to establish itself in the supply chain marketplace by establishing long-term agreements with sources of woody biomass (“fiber baskets”) including tree farm licenses (“TFL’s”), government agencies, and Indigenous Peoples (i.e., First Nations) to secure ownership or long-term usage rights to this fiber.

British Columbia
British Columbia has tremendous untapped potential for woody biomass. This includes unused sawmill waste (sawdust, shavings) as well as residues from existing forestry operations such as logging slash, and trees unusable for the productions of construction lumber. In addition to this, since the late 1990's, a large portion of the pine forests in B.C. have been infested with the Mountain Pine Beetle, a pest that quickly makes the tree unusable for construction lumber. The Pine Beetle killed wood is perfectly suitable for biomass processes and wood pellet production. Based on a government funded study, between mountain pine beetle infected wood, mill residue, current timber harvesting, and improved forest practices, the combined sustainable volume available for woody biomass processing in BC is a total of approximately 28,000,000 tons (being potentially upwards of 6.4 billion dollars in current market value) per year for the next 15 to 20 years. Considering that currently only about 3 million tons per year are used to produce wood pellets, the potential supply is enormous.

Traditionally, BC’s wood supply has been controlled by the government of BC and major wood producers. In 1997, the Supreme Court of Canada pronounced a line of reasoning that inserted a 3rd stakeholder into the ownership of the wood supply: the indigenous people of Canada (often referred to as the First Nations). Over the last ten years, these three groups have been searching for ways to collaborate.

Sea 2 Sky is one of the first public companies in the North American biomass industry focused on access to indigenous controlled biomass due to its indigenous connections and professional native management practices.  It intends to bring those resources into the international energy sector, providing a way for indigenous groups to participate in a global marketplace.

●
During October 2009, the Company received the endorsement of the Lake Babine Indian Nation of Burns Lake, British Columbia Canada (LBN) to proceed with agreements to develop the biomass resources of the Lake Babine area for alternative energy uses in North America. Sea 2 Sky’s presentation involved Sea 2 Sky being able to process locally the beetle-wood biomass for sale into the North American alternative energy market. The resolution provides a framework to Sea 2 Sky that LBN will provide a sufficient amount of biomass annually on a long-term basis for local processing via the torrefaction method. We are in the process of negotiating a formal fiber agreement which, if successful, could provide substantial tonnage woody biomass per year for a term of 20 years.

Lake Babine resides in central British Columbia and the LBN has substantial volumes of biomass under its control. The LBN and other indigenous peoples have been in consultations with the British Columbia Department of Forestry and various industry sectors to develop these resources for the improvement of its local economy, salvaging the pine beetle epidemic to lower greenhouse gasses and global warming and to provide employment for its local people in the new alternative energy industry (see http://www.for.gov.bc.ca/hfp/mountain_pine_beetle/ for more government details).

Europe
In order to meet the Kyoto protocols, Europe has been diversifying its energy needs. Biomass is a significant part of European energy production for both heating and electricity needs. Over the last year, Russia has exerted some political pressure in the energy sector by shutting off natural gas supplies to vast areas of western, central and Eastern Europe. With the increasing demand, many European countries and companies are looking for other areas of secure supply, and biomass is well established as a reliable source of renewable energy in Europe. Due to the goals in place in Europe for the reduction of greenhouse gases, and the mandate to increase the portion of renewable energy used, biomass (wood pellets in particular) is in an ideal position to take a large share of that market.

China
China is relatively rich in biomass energy resources.  Five billion tons of biomass could be produced in the country annually (700 million tons of it is from the agricultural sector alone). In rural China, biomass energy consumption represents about 70% of production.

Torrefaction Technology

Torrefaction is the thermo chemical treatment of biomass at 200 to 300 °C, carried out under atmospheric conditions and in the absence of oxygen. During the process the biomass partly decomposes, giving off various types of volatiles. The final product is the remaining solid, which is often referred to as torrefied biomass, or torrefied wood when produced from woody biomass.

Typically, 70% of the mass is retained as a solid product, containing approximately 90% of the initial energy content. The remaining 30% of the mass is converted into torrefaction gases, but contains only approximately 10% of the energy content of the biomass. Hence a considerable energy densification can be achieved, typically by a factor of 1.3 on mass basis. This example points out one of the fundamental advantages of the process, which is the high transition of the chemical energy from the feedstock to the torrefied product, while concurrently the fuel properties are improved.

In the 1930’s, the principles of torrefaction were first reported in relation to woody biomass.  Research in France proved this application to produce a gassifier fuel. Since then, the process received only attention again when it was discovered that torrefied wood could be used as a reducing agent in metallurgic applications. This led to a demonstration plant, which was operated during the 1980's, but was dismantled again in the beginning of the 1990's. During the last five years, torrefaction has received new attention - now as pretreatment technology to upgrade biomass for energy production chains (co-combustion and gasification).

The key property that makes torrefied biomass attractive for co-firing in existing coal-fired power stations is its superior grind ability compared to untreated or fresh biomass. After torrefaction biomass has lost its tenacious nature and partly its fibrous structure. Through torrefaction, biomass becomes more alike coal and so its size reduction characteristics. Torrefied biomass is more brittle of nature compared the biomass it was derived from. This is crucial for establishing the desired grind ability, allowing torrefied biomass to run simultaneously with coal in existing coal-fired facilities.

Torrefaction can potentially be applied to a wide variety of biomass (softwood, hardwood, herbaceous, wastes) so that the range of biomass feedstock for torrefied wood pellets can be greatly increased.  Sea 2 Sky plans to apply torrefaction technology to increase the energy output in biomass products and to provide a coal-like product with significant environmental advantages.

Torrefaction is a scientifically proven method for improving the properties of biomass as a fuel. The torrefied biomass has also proven to have hydrophobic (resistant to or avoiding wetting) properties which are welcome during storage. From the pelletization viewpoint, the implementation of torrefaction within the pelletization process offers theoretical solutions to the problems encountered with the durability and biological degradation of wood pellets.

●
Currently, the Company has been working with various technology companies which have created and piloted advanced torrefaction processes which can be used to alter the chemical characteristics of wood, retaining increased amounts of stored energy and providing an environmentally-friendly bio-mass base for creating various streams of energy.  We hope to have an agreement in place by early December 2009.

Plant Sites

The Company has identified numerous plant sites across British Columbia and other areas in North America which are in close proximity to the sought-after fiber baskets; some of which have existing wood mills which could be easily retrofitted to accommodate the new technology.  These plant sites are in various stages of evaluation by reputable engineering firms to establish necessary capital requirements.

Distribution Channels

Sea 2 Sky plans to brand itself as a quality supplier of renewable biomass products (torrefied biomass, synthetic gas, and bio-liquids) for product delivery to the US, Europe, and beyond.  We are beginning to negotiate with various utility companies, bio-char distributors, and consumer groups within North America, Europe and Asia.  Market potential exists for well over 1,500,000 tons of torrefied biomass products commencing delivery in 2011. The production constraint is the capitalization required to establish plants to manufacture torrefied pellets and other biomass products.

Once the supply and market positions are secured, the Company will seek and secure financing for the construction of these plants in North America.  This would provide much needed jobs in these depressed areas, and labor is readily available.  Based on current  research,  the Company  is aware of and has leads into  approximately  20  different  locations suitable for manufacturing plants within British Columbia,  Ontario,  and Alberta,  Canada; and three states within the United States of America.  While New Zealand also provides many opportunities, the Company plans to focus their manufacturing in North America initially.

MARKET & INDUSTRY

Studies show that fossil fuels such as coal, oil and natural gas are used to generate over 60% of the world’s electricity. However, a variety of factors are contributing to the increasing development of renewable energy systems that capture energy from replenishable natural resources, including wind, sunlight, and especially biomass, and convert it into electricity.

Global demand for electric power is expected to grow at a an average rate of almost 3% per year, which mean that the current demand will double during the next 20 years to approximately 30 trillion megawatts, according to the Energy Information Administration (“EIA”). While in 2008, biomass renewable energy accounted for less than 4% of energy sources used in the US, the EIA forecasts that the renewable energy generating capacity and generation from wood and other biomass will increase on average by 5.2% and 8.1% annually, respectively.

The biomass energy market is considerable in size internationally with Europe and Asia having substantial multi-Billion dollar product requirements. The North American market demand is vast and growing daily with increased pressure from industry and governments to reduce energy waste and carbon emissions. One method that is increasingly being evaluated and implemented is the use of wood pellets both commercially and residentially to heat/cool and provide energy requirements in a carbon- neutral manner. In addition the use of “carbon credits” is now international in scope and provides many opportunities to the industry to become socially responsible and reduce their "Carbon Footprint". With the Kyoto Protocol framework in place and the United Nations Framework Convention on Climate Change (UNFCCC) mandates and administration in effect, Sea 2 Sky is committed to bringing ethical standards and production methods to this growing market.

Factors contributing to a global shift towards renewable energy sources include:

●	The cost of fossil fuel used to generate electricity has been generally rising and is likely to continue to rise in the future.

●
Many countries, including the U.S., depend on foreign resources for a majority of their domestic energy needs. Concerns over political and economic instability in some of the leading energy producing regions of the world are encouraging consuming countries to diversify their sources of energy.

●
Environmental concerns regarding the by-products of fossil fuels have led many countries and several US states to agree to reduce emissions of carbon dioxide and other gases associated with the use of fossil fuels and to adopt policies promoting the development of cleaner technologies.

●
Many countries have adopted policies to provide government incentives for the development and use of renewable energy sources, such as subsidies to encourage the commercialization of renewable energy power generation.

●
In many parts of the world, the existing electricity infrastructure is insufficient to meet projected, and in some places existing, demand. Expansion of generating capacity from existing energy sources is frequently hindered by significant regulatory, political and economic constraints.

As a result of these and other factors, the EIA projects that grid-connected renewable generating capacity will continue to grow over the next 25 years.

Renewable energy is on the top of the list of needs in many countries around the world. There are constant discussions about peak oil, global warming and many political issues affecting secure supply of affordable and environmentally-responsible energy for the future. World events like the dispute over natural gas between Russia and the Ukraine in early 2009, as well as the continuing uncertainty in the Middle East have alerted us in the West to the fragility of our supply for energy, while the need to devastate vast areas of the Arctic in order to extract oil from the earth have highlighted the environmental toll of the continued reliance on fossil fuels.

The world is searching for alternatives.  While it will take a combination of renewable energy options to reduce our total dependence on fossil fuel, biomass represents the most readily available and cost effective one. The ability to market our products internationally provides an exceptional opportunity for Sea 2 Sky to become a successful and financially-sound alternative energy company.

PRODUCTS

Initially, our plan was to focus on manufacturing and distributing densified biomass for industrial use to co-generate the energy necessary to run and operate large plants and for the needs required by utility companies.  With the continuously evolving torrefaction technology, we have learned that this new technology opens many new opportunities to further exploit the benefits of using biomass (especially woody biomass) to generate energy products.

Torrefaction is the thermo chemical treatment of biomass at 200 to 300 °C, carried out under atmospheric conditions and in the absence of oxygen. During the process the biomass partly decomposes, giving off various types of volatiles – some gaseous, others liquid. The final product is the remaining solid, which is often referred to as torrefied biomass, or torrefied wood when produced from woody biomass.  Torrefaction is a scientifically proven method for improving the properties of biomass as a fuel and can potentially be applied to a wide variety of biomass.

The latest torrefaction technologies provide a means in which the resulting solids, liquids and gases may be used to generate energy products. Some examples of these are:

●
Electricity – Through a gasification process, gases generated during torrefaction are harnessed and converted to electricity for direct grid application. Using biomass to produce electricity is 80 percent more efficient than transforming the biomass into biofuel. In addition, the electricity option would be twice as effective at reducing greenhouse-gas emissions.

●
Activated Carbon – The torrefied biomass (or bio-carbon, bio-char) can be converted into “activated carbon”. Through its porous structure and large surface area, activated carbon is a traditional technology used to trap trace contaminants during air and water treatment.  Activated carbon from biomass allows us to produce renewable-environmental products that are in many ways superior to their fossil fuel-based competitor products.

●
Charcoal (Torrefied) pellets – The torrefied biomass, also known as “Green Coal”, can also be converted via a chipper and pelletizer into torrefied pellets, which offer many conveniences for specific applications.  In Austria,  the leading  market for pellet  central  heating furnaces  (relative  to its  population),  it is  estimated  that 2/3 of all new domestic  heating  furnaces  are pellet  burners.  In Italy, a large market for automatically-fed pellet stoves has developed.

●
Wood Pellets (or “White Pellets”) – White pellets are the end product of pelletized woody biomass; no torrefaction process is involved.  These pellets have been most widely used as an alternative to oil-fired central heating via pellet-burning furnaces.  From its initial research, management believes that the marketplace for wood pellets is increasing.  Wood pellet biomass is the most accepted and most feasible source of this energy and demand for wood pellets in Europe is forecast to increase exponentially by 2020.

●
Bio-char – Torrefied biomass has a remarkable ability to act as an agricultural catalyst. In this application, often called “terra preta,” the biocarbon is neither a nutrient nor a fertilizer yet it enhances plant growth by 30% to 300%. Even more remarkable, the carbon is not consumed, and thus has to be applied only once. The growth promotion takes place from the absorbent carbon acting as a slow-release agent for nutrients and fertilizers and/or host for soil microbes. The end result is more food production, while the biocarbon placed in the ground is sequestered and is now carbon negative.

COMPETITION

The basis of our product offerings primarily relies upon the torrefaction technology we plan to use.  Although this technology is not new, it has been considered cost-prohibitive for energy production until currently.  As a result, there are no public company manufacturers of torrefied bio-energy that we are aware of.  Competition faced by the Company will include existing energy technologies (coal burning, petroleum, etc.), other alternative energy manufacturers such as solar and wind-powered energy providers, and those manufacturers of wood pellets.

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

GOVERNMENT MANDATES / REGULATIONS

In the United States,  the current  administration has announced plans to increase the use of renewable  biomass energy starting 2009 and the Department of Energy is issuing  over $200  million  in  requests  from industry  for small  biomass projects, and another $80 Billion for larger federal institutional procurement.

President Obama has issued a mandate that 20% of the US energy needs to come from renewable sources within 5 years and is ready to fund the research to do so. Many states within the US have established their own benchmarks (California at 33%) to diversify their energy sources and offset carbon emissions.

The European Union and other countries now legally mandate the use of biomass sources of energy for domestic and industrial use. For example,  in some regions of  Austria,  up to 80% of new homes  already  use  biomass  for  heating,  and the UK building code for sustainable housing mandates 100% of new homes by 2012 to use renewable  technologies.  Wood pellet biomass is the most accepted and most feasible source of this energy and demand for wood pellets in Europe is forecast to increase exponentially by 2020.

Each of the member states of the EU has a country-specific target for the level of consumption of electricity from renewable sources that it should attain by 2010. The United Kingdom Renewables Obligation of April 2002 included a target of 10% of electricity generation to come from renewable sources by 2010 and 15% by 2015, which will continue until 2027. Electricity suppliers that are unable to otherwise meet their renewables obligation have to pay a buy-out price (currently £0.033 per kilowatt hour) or purchase Renewables Obligation Certificates from companies that generate electricity from renewable resources.

SUBSIDIES AND INCENTIVES

Several governments have enacted subsidies and incentives designed to encourage the development of renewable energy resources.  Under a tariff subsidy, the government sets price subsidies to be paid to electricity producers for renewable electricity generated by them. The prices are set above market rates and may be differentiated based on system size or application. Under a renewable portfolio standard, the government requires regulated utilities to supply a portion of their total electricity in the form of renewable electricity. Some programs further specify that a portion of the renewable energy quota must be from a particular renewable energy source, although none have specific quotas for wave energy. Several governments also facilitate low interest loans for renewable energy systems, either through direct lending, credit enhancement or other programs.

In 2008, the US enacted the Energy Improvement and Extension Act of 2008, a bill which enables owners of biomass facilities in the US to receive federal tax credits, thereby improving the long-term economics of biomass as a renewable energy source.  Furthermore, the bill authorizes $800 million of new clean renewable energy bonds to finance facilities that generate electricity from renewable energy sources – including biomass.

Further, the State of Oregon has enacted the Business Energy Tax Credit program that allows companies that invest in renewable energy capital projects an Oregon State income tax credit of up to 50% of the first $20.0 million of capital costs.

Countries in Europe and Asia and several states in the United States have adopted a variety of government subsidies to allow renewable sources of electricity to compete with conventional sources of electricity, such as fossil fuels. Government subsidies and incentives generally focus on grid-connected systems and take several forms, including tariff subsidies, renewable portfolio standards, rebates, tax incentives and low interest loans. In addition, the adoption by governments of limits on carbon dioxide emissions and targets for renewable energy production has spurred a market for trading of surplus carbon credits and renewable energy certificates.

Many countries and other local jurisdictions have established limits on carbon dioxide emissions. In particular, a key component of the Kyoto Protocol is the commitments made by certain countries to reduce carbon dioxide emissions. The country, locality or companies within the jurisdiction are given carbon emission allowances, or carbon credits, which represent the right to emit a specific amount of carbon dioxide.  A country, locality or company having emissions that exceed its allocated carbon credits may purchase unused carbon credits from a country, locality or company that has reduced its emissions beyond its requirements to do so. The carbon dioxide emissions from burning biomass are minimal when compared to those emitted from fossil fuels. Particularly pellets,  when burned in the correct  combustion  environment,  are the cleanest burning  forms of biomass,  emitting  virtually  zero  emissions due to the low moisture  content and high  burning  temperature.  A pellet for domestic use is strictly regulated for ash content (.5% or less) and particulate emissions are negligible.   Therefore, those using biomass to generate energy may generate carbon credits that could be used and sold.  Torrefied products exhibit similar attributes.

Sea 2 Sky is targeting incentive programs offered under all of the following, and updating this list as additional incentives are offered by local, federal and international governments:

●	Energy Improvement and Extension Act of 2008;
●	International Carbon Credits;
●	Province of British Columbia incentives, Carbon Credits, and other tax credits;
●	Research grants and initiatives;
●	First Nations incentives; and,
●	US Government Alternative Energy Stimulus grants and homeowner conversion grants.

OUR ADVANTAGE

Sea 2 Sky is headquartered in a HUB zone in Ferndale, WA. The Company intends to secure the largest concentration of biomass material globally and is backed by a “Special Category Minority Business” which will enable it to compete effectively in a substantially growing market.

The US government has created various incentive programs for certain demographic and minority based businesses in the institutional marketplace to compete with mandates of up to 23% of the US Federal Procurement Budget of $425 Billion for a total market window of $97 Billion. Within these mandates, requirements have been established to provide a strategic plan to have 3% mandated purchase requirements for Service-Disabled Veteran Owned Small Business (SDVOSB) from the Federal US Budget. Businesses located on a HUB zone are eligible for Federal contracting preferences with the government having a further 3% for contract set-asides to HUB zone-certified companies. Furthermore, small businesses are eligible for Federal contracting preferences with the government having up to a further 13% for contract set-asides to small business companies. Businesses owned and operated by Native Americans are eligible for Federal contracting preferences with the government having a further 5% for contract set-asides.

On June 3, 2009, Sea 2 Sky entered into a comprehensive joint venture agreement with Gateway Associates LLC, a Company controlled by Mr. Henry James of the Lummi Nation. This agreement brings together distinctive market access rights to manufacture and distribute biomass energy products to institutional and industrial markets for Sea 2 Sky in a manner that has never been achieved to date. As part of this agreement, Gateway's network will facilitate access to the institutional and industrial markets based on its and others Special Category Businesses Rights designations and its status in the Foreign Trade Zones Act of 1934. Institutional access to markets includes cumulative mandates set by the United States of America Federal Government guidelines that amount to 23% of the total US Federal budget. Industrial market access often requires similar percentages as the Institutional market guidelines to be eligible for continued contracting with the US Government. Both Sea 2 Sky and Gateway have determined that a substantial opportunity exists in the biomass energy products market and are jointly co-operating to satisfy the unmet market demand. Based on current market evaluations, up to 17 percent of the US Federal procurement budget ($425 Billion approx.) is yet open to be met by Special Category Business businesses like those contained in Gateway's network. The Industrial market of unmet market demand is of similar size.

LIMITED OPERATING HISTORY

To date we have generated limited financial information, no revenues and we have not demonstrated that we will be able to commence our business through an investment in our product line and/or marketing efforts. We cannot guarantee that our business plan as described in this quarterly report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods.

If financing is not available on satisfactory terms, we may be unable to continue expanding our operations. Equity financing will result in a dilution to existing shareholders.  We cannot make any assurances that we will be able to secure financing.

ITEM 1A. RISK FACTORS

This annual report contains forward-looking statements that involve risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as “believes,” “expects,” “intends,” “plans,” “may,” “will,” “should,” or “anticipation” or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this annual report. The following risk factors should be considered carefully in addition to the other information in this annual report, before purchasing any of the Company’s securities.

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

SINCE INCEPTION, WE HAVE HAD LIMITED OPERATIONS AND HAVE INCURRED NET LOSSES OF $820,679 AND WE NEED ADDITIONAL CAPITAL TO EXECUTE OUR BUSINESS PLAN.

We have had limited operations and have incurred net losses of $820,679 for the period from March 1, 2009 (Inception) through August 31, 2009. We have not yet generated revenues from continuing operations, as we are still in development stage. We have yet to begin biomass energy production or construction of biomass energy producing plants. Since the change in business focus on March 1, 2009, we have been engaged in organizational activities, including developing a strategic operating plan, negotiating long-term agreements biomass feedstock, evaluating different torrefaction technologies and developing a partnership plan with one particular company, searching for land sites appropriate for building our production plants, entering into contracts, hiring personnel, and raising private capital. Our continued existence is dependent upon our ability to obtain additional debt and/or equity financing. We estimate the total cost including contingencies to be approximately $50 million for our first plant.  We plan to raise additional funds through project financings, grants and/or loan guarantees, or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations. At times, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

THE COMPANY WILL NEED ADDITIONAL FINANCING FOR WHICH SEA 2 SKY HAS NO COMMITMENTS, AND THIS MAY JEOPARDIZE EXECUTION OF THE COMPANY’S BUSINESS PLAN.

Sea 2 Sky has limited funds, and such funds may not be adequate to carry out the business plan in the energy business.  The Company’s ultimate success depends upon its ability to raise additional capital.  The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing.  If the Company needs additional capital, it has no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company.  If not available, the Companys operations will be limited to those that can be financed with its modest capital.

THE COMPANY’S OFFICERS AND DIRECTORS MAY HAVE CONFLICTS OF INTERESTS AS TO CORPORATE OPPORTUNITIES WHICH IT MAY NOT BE ABLE OR ALLOWED TO PARTICIPATE IN.

Presently there is no requirement contained in the Company’s Articles of Incorporation, Bylaws, or minutes which requires officers and directors of its business to disclose to the Company’s business opportunities which come to their attention.  Sea 2 Sky officers and directors do, however, have a fiduciary duty of loyalty to the Company to disclose to it any business opportunities which come to their attention, in their capacity as an officer and/or director or otherwise.  Excluded from this duty would be opportunities which the person learns about through his involvement as an officer and director of another company.

THE TORREFICATION TECHNOLOGIES WE ARE REVIEWING ARE UNPROVEN ON A LARGE-SCALE COMMERCIAL BASIS AND PERFORMANCE COULD FAIL TO MEET PROJECTIONS, WHICH COULD HAVE A DETRIMENTAL EFFECT ON THE LONG-TERM CAPITAL APPRECIATION OF OUR STOCK.

While wood pellet production is a mature technology, newer technologies such as torrefaction have not been built at large commercial scales. The technologies being utilized by us for alternative energy production from biomass have not been demonstrated on a commercial scale. All of the tests conducted to date by us with respect to a specific torrefaction technology have been performed on limited quantities of feedstocks, and we cannot assure you that the same or similar results could be obtained at competitive costs on a large-scale commercial basis. We have never utilized these technologies under the conditions or in the volumes that will be required to be profitable and cannot predict all of the difficulties that may arise. It is possible that the technologies, when used, may require further research, development, design and testing prior to larger-scale commercialization. Accordingly, we cannot assure you that these technologies will perform successfully on a large-scale commercial basis or at all.

COMPETITION FROM LARGE PRODUCERS OF TORREFIED BIOMASS ENERGY PRODUCTS AND OTHER COMPETITIVE RENEWABLE ENERGY PRODUCTS MAY IMPACT OUR PROFITABILITY.

Although we are not aware of any large commercial operations which convert biomass into energy via the torrefaction technology, we expect others to follow our lead.  In addition, manufacturers of other sources of alternative energy (from wind, water, sun, etc.) are considered competitors in our industry. Our proposed torrefaction plants will compete with all of these competitors at varying levels.

OUR BUSINESS PROSPECTS WILL BE IMPACTED BY WOODY BIOMASS SUPPLY.

Our Torrefied biomass energy products will be produced from woody biomass, and currently we have agreements for sufficient woody biomass to accommodate up to two plants.  However, should these resources be affected by weather, governmental restraints, and other conditions, we might experience a shortage of raw material which would hinder operations.

OUR BUSINESS PLAN CALLS FOR EXTENSIVE AMOUNTS OF FUNDING TO CONSTRUCT AND OPERATE OUR TORREFIED ENERGY PLANTS AND WE MAY NOT BE ABLE TO OBTAIN SUCH FUNDING WHICH COULD ADVERSELY AFFECT OUR BUSINESS, OPERATIONS AND FINANCIAL CONDITION.

Our business plan depends on the completion of multiple torrefaction plants. Although each facility will have specific funding requirements, our proposed first plant will require approximately $50 million to fund. We will be relying on additional financing, and also funding from such sources as Federal and State grants and loan guarantee programs.  We are currently in discussions with potential sources of financing but no definitive agreements are in place. If we cannot achieve the requisite financing or complete the plants as anticipated, this could adversely affect our business, the results of our operations, prospects and financial condition.

RISKS RELATED TO GOVERNMENT REGULATION AND SUBSIDIZATION

FEDERAL REGULATIONS CONCERNING GRANTS AND TAX INCENTIVES COULD EXPIRE OR CHANGE, WHICH COULD CAUSE AN EROSION OF THE CURRENT COMPETITIVE STRENGTH OF THE BIOMASS RENEWABLE ENERGY INDUSTRY.

The US Congress currently provides certain federal tax credits for alternative energy manufacturers, distributors, and end-users.  The current alternative energy industry and our business initially depend on the continuation of these credits. The credits have supported a market for renewable energy sources (specifically biomass) that might disappear without the credits. These credits may not continue beyond their scheduled expiration date or, if they continue, the incentives may not be at the same level. The revocation or amendment of any one or more of these tax incentives could adversely affect the future use of biomass alternative energy in a material way, and we cannot assure investors that any of these tax incentives will be continued. The elimination or reduction of federal tax incentives to the renewable energy industry could have a material adverse impact on the industry as a whole.

LAX ENFORCEMENT OF ENVIRONMENTAL AND ENERGY POLICY REGULATIONS MAY ADVERSELY AFFECT DEMAND FOR RENEWABLE ALTERNATIVE ENERGY SOURCES SUCH AS THOSE PROVIDED BY THE CONVERSION OF WOODY BIOMASS.

Our success will depend in part on effective enforcement of existing environmental and energy policy regulations. Many of our potential customers are unlikely to switch from the use of conventional fossil fuels unless compliance with applicable regulatory requirements leads, directly or indirectly, to the use of environmentally-friendly alternatives. Both additional regulation and enforcement of such regulatory provisions are likely to be vigorously opposed by the entities affected by such requirements. If existing emissions-reducing standards are weakened, or if governments are not active and effective in enforcing such standards, our business and results of operations could be adversely affected.  Even if the current trend toward more stringent emission standards continues, we will depend on the ability of biomass alternative energy to satisfy these emissions standards more efficiently than other alternative technologies. Certain standards imposed by regulatory programs may limit or preclude the use of our products to comply with environmental or energy requirements. Any decrease in the emission standards or the failure to enforce existing emission standards and other regulations could result in a reduced demand for our products. A significant decrease in the demand will reduce the price of our products, adversely affect our profitability and decrease the value of your stock.

OUR PROPOSED NEW TORREFICATION PLANTS WILL ALSO BE SUBJECT TO FEDERAL, STATE AND PROVINCIAL LAWS REGARDING OCCUPATIONAL SAFETY.

Risks of substantial compliance costs and liabilities are inherent in the conversion process leading to the production of Torrefied biomass energy products. We may be subject to costs and liabilities related to worker safety and job related injuries, some of which may be significant. Possible future developments, including stricter safety laws for workers and other individuals, regulations and enforcement policies and claims for personal or property damages resulting from operation of the torrefaction plants could reduce the amount of cash that would otherwise be available to further enhance our business.

RISKS RELATED TO OUR COMMON STOCK

THERE IS NO LIQUID MARKET FOR OUR COMMON STOCK.

Our shares are traded on the OTCBB and the trading volume has historically been very low. An active trading market for our shares may not develop or be sustained. We cannot predict at this time how actively our shares will trade in the public market or whether the price of our shares in the public market will reflect our actual financial performance.

OUR COMMON STOCK MAY BE CONSIDERED “A PENNY STOCK” AND MAY BE DIFFICULT FOR YOU TO SELL.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to specific exemptions. The market price of our common stock has been and may continue to be less than $5.00 per share, and therefore may be designated as a “penny stock” according to SEC rules. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors to sell their shares.

FAILURE TO ACHIEVE AND MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS.

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications that the Sarbanes-Oxley Act requires of publicly traded companies.

If we fail to comply in a timely manner with the requirements of Section 404 of the Sarbanes-Oxley Act regarding internal control over financial reporting or to remedy any material weaknesses in our internal controls that we may identify, such failure could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our common stock.

In addition, in connection with our on-going assessment of the effectiveness of our internal control over financial reporting, we may discover “material weaknesses” in our internal controls as defined in standards established by the Public Company Accounting Oversight Board, or the PCAOB. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The PCAOB defines “significant deficiency” as a deficiency that results in more than a remote likelihood that a misstatement of the financial statements that is more than inconsequential will not be prevented or detected.

In the event that a material weakness is identified, we will employ qualified personnel and adopt and implement policies and procedures to address any material weaknesses that we identify. However, the process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. We cannot assure you that the measures we will take will remediate any material weaknesses that we may identify or that we will implement and maintain adequate controls over our financial process and reporting in the future.

Any failure to remediate any material weaknesses that we may identify or to implement new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act of 2002. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

YOU COULD BE DILUTED FROM THE ISSUANCE OF ADDITIONAL COMMON STOCK.

As of August 31, 2009, we had 80,629,311 shares of common stock outstanding and no shares of preferred stock outstanding.  We are authorized to issue up to 225,000,000 shares of common stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future may reduce your proportionate ownership and voting power.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Sea 2 Sky is headquartered in Ferndale Washington, on an Indian reservation.  The Company has a sub-lease agreement with our Chairman for $1 per year, renewable annually.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended August 31, 2009.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Holders of Our Common Stock

Sea 2 Sky’s common stock is listed on the OTCBB under the symbol “SSKY.”  The Company has authorized 225,000,000 shares of common stock with a par value of $.001, and no preferred stock. On December 28, 2008, the Company announced a 30-1 forward stock split which has been reflected for all periods throughout this Form 10-K.  As of August 31, 2009 and 2008, the Company had issued and outstanding common stock totaling 80,629,311 and 131,400,000, respectively.  On February 10, 2009, the previous CEO returned 48,000,000 shares common stock to the Company treasury for no consideration.  As of December ___, 2009, there were 56 active holders of record of our common stock and 81,391,811 shares issued and outstanding. The following table sets forth, for the periods indicated, the high and low sale prices, as reported on the OTCBB.  There have been no cash dividends paid since inception.

	Sale Prices
	High	Low
Fiscal Year Ended August 31, 2009
First Quarter	$0.003	$0.001
Second Quarter	-	-
Third Quarter	0.64	0.55
Fourth Quarter	0.65	0.07
Fiscal Year Ended August 31, 2008
First Quarter	$-	$-
Second Quarter	-	-
Third Quarter	0.003	0.003
Fourth Quarter	0.10	0.034
Note:all prices have been adjusted to account for the 30-1 split

Dividend Policy

We have never declared or paid any cash dividends on our common stock, and we do not currently anticipate declaring or paying cash dividends on our common stock in the foreseeable future. We currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including future earnings, capital requirements, financial conditions, future prospects, contractual restrictions and covenants and other factors that our board of directors may deem relevant.

Redistribution of shares by directors

On August 17, 2009, David Siebenga resigned his position of President and CEO, however, retained his position on the Board.  The Board unanimously elected Erik Odeen, CFO, to be CEO of the Company – in addition to his current role.  Mr. Siebenga relinquished 21,000,000 shares of previously issued restricted common stock back to the Company treasury.  Subsequently, 13,500,000 shares were redistributed as follows:

Redistributed shares

Erik Odeen, CEO/CFO, Secretary, Treasurer	7,500,000

Henry James, Chairman	3,000,000

Doug Robertson, COO	3,000,000

David Siebenga, Director	(21,000,000)

See Notes 5 in this Form 10-K for additional information pertaining to this change in officers.

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the fiscal year ended August 31, 2008, the Company did not make any sales or issuances of its equity securities.

On December 30, 2008, our Board of Directors authorized a 30-for-1 stock split of our $0.001 par value common stock.  This share dividend became effective February 17, 2009.  As a result of the split, 127,020,000 additional shares were issued.  Capital and additional paid-in capital have been adjusted accordingly.

On April 25, 2009, the board of directors approved the issuance of 4,000,000 warrants to a consulting group in exchange for consulting services provided to the Company.  These warrants were fully vested upon issuance, have an exercise price of $0.30, and have a three-year term which expires April 24, 2012.

On August 17, 2009, the Company issued 4,050,000 fully vested restricted shares common stock to three consultants for services rendered, valued at approximately $0.076 per share.

See Notes 5 & 6 for additional information related to compensation expense recorded as a result of the above transactions.

Recent Sales of Unregistered Securities

During April and May 2009, subscription agreements were sold to seven accredited investors totaling 454,311 shares of common stock for $0.30 per share for total cash proceeds of $136,233.

During June 2009, subscription agreements were sold to three accredited investors totaling 75,000 restricted shares common stock for $0.30 per share for cash proceeds of $22,500.

During August 2009, subscription agreements were sold to one accredited investor for 75,000 restricted shares common stock for $0.08 per share for cash proceeds of $6,000.

All of these offerings were undertaken pursuant to the limited offering exemption from registration under the Securities Act of 1933 as provided in Rule 504 under Regulation D as promulgated by the U.S. Securities and Exchange Commission. These offerings met the requirements of Rule 504 in that: (a) the total of funds raised in these offerings does not exceed $1,000,000; and (b) the offer and sale of the Shares was not accomplished by means of any general advertising or general solicitation.

The class of persons to whom these offerings were made was "sophisticated investors." As a result, offers were made only to persons that the Company believed, and had reasonable grounds to believe, either (a) have such knowledge and experience in financial and business matters as to be capable of evaluating the merits and risks of the proposed investment, or (b) can bear the economic risks of the proposed investment (that is, at the time of investment, could afford a complete loss). Additionally, sales were made only to persons whom the Company believed, and had reasonable grounds to believe immediately prior to such sale and upon making reasonable inquiry, (a) are capable of bearing the economic risk of the investment, and (b) either personally possess the requisite knowledge and experience, or, together with their offeree's representative, have such knowledge and experience.

Purchases of Equity Securities by the Issuer and Affiliate Purchases

On August 28, Mr. Odeen, CEO/CFO, purchased 75,000 shares common stock for $0.08 per share in a cash transaction for $6,000 cash.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the years ended August 31, 2009 and 2008.

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read together with "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" and our consolidated financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.  Note: the financial data below has been adjusted for operations discontinued during February 2009.

			From Inception
	Year Ended	Year Ended	(March 1, 2009)
	August 31,	August 31,	to
	2009	2008	August 31, 2009
Revenues	$-	$-	$-

Net Loss from Continuing Operations	(857,212)	(33,953)	(820,679)
Net Loss from Discontinued Operations	(180)	(18,061)	-

Net cash provided by financing activities	159,349	-	159,349

Net cash used in investing activities	(998)	(9,809)	-

Net cash used in operating activities	(179,101)	(48,195)	(153,674)

Cash on hand	12,687	36,465	N/A

Net loss per basic and diluted shares - continuing operations	(0.00)	(0.00)	N/A

Weighted average number of common shares outstanding:
Basic and Diluted	106,610,176	131,400,000	N/A

Stockholders’ equity (deficit)	$(268,418)	$35,676	N/A

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following discussion of the plan of operations, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-K, in our Forms 10-Q filed April 20, and July 15, 2009, and in our Form 10-K filed on November 25, 2008.

Original Plan of Operations

Sea 2 Sky has had limited operations over the last three years.  Our original business plan focused on providing a professional and personalized all-inclusive travel package to tourists visiting western Canada and specifically the Province of Alberta.  A personal assistant would be assigned to each client to ensure that every aspect of the trip was considered and addressed and to bridge the language barrier in order to prevent frustration for travelers.

We had planned to establish a travel agency affiliate in a major city in Japan and eventually develop in five major cities overseas while continuing marketing efforts through the Internet.  The intent was to create strategic partnerships with travel and special-event companies in order to grow the customer base.  The desired results were not achieved.  As a result, we decided to abandon the travel business; assets and expenses related to the travel business were reclassified from current operations to that of discontinued operations for proper financial presentation.  The total net loss from these discontinued operations is $19,304.

Change in Management

As a result of continuing limited revenues from travel operations in a difficult economic environment, management had to consider other business growth opportunities.

The Company expanded the number of Board members from three (3) to seven (7) members to broaden the experience base.  In December 2008, Messrs. Henry James and Doug Robertson, both having extensive experience in the forestry sector, were appointed to the Company's Board of Directors.  Messrs. James and Robertson have worked in the forestry sector together and have been involved with forestry issues between Canada and the United States and cross border shipping of forest products.  As a Native American, Henry James suggested the Company begin to investigate opportunities in working between indigenous groups in Canada to see if opportunities existed for forest products trading in United States, Canada or abroad.

Due to their legal, accounting and international business experience, on February 23, 2009, Messrs. David Siebenga, and Erik Odeen were appointed to the Board of Directors to continue investigations of trading wood supplies between United States, Canada and abroad.  David Siebenga was appointed the Company's Chief Executive Officer on February 26, 2009, and is an attorney from the Province of British Columbia, who over the 20 plus years of his career, has dealt with companies in different international contexts.  The Board accepted the resignation of Irene Getty who had served as the Company’s Chief Executive Officer since November 2005.  Erik Odeen, who was appointed the Company's new Chief Financial Officer on February 26, 2009, is a Certified Public Accountant in the State of California and a Certified Fraud Examiner, with over 20 years experience in manufacturing operations, financial management, and public accounting.  The Board accepted the resignation of Dennis Cox who had served as the Company’s Chief Financial Officer since July 2008.

Also on February 23, 2009, Mr. Ira Steiner was appointed to the Board of Directors to provide the Company with contacts in the European marketplace. An Austrian native with long-term wood sales experience, Mr. Steiner's role within the Company is to source markets and contacts to sell biomass and alternative fuels in Europe and other countries. Erwin Steiner resigned from the Board effective August 10, 2009, for personal reasons.

On August 17, 2009, due to personal issues and his growing law practice, David Siebenga resigned as President and CEO effective August 17, 2009, however, still remains a director on the Company’s Board of Directors.  Erik Odeen, CFO, was appointed CEO by the Board immediately thereafter.

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

The Company’s business intention is to source biomass supply streams that it can use to convert into "green energy" products. We intend to focus on creating sustainable and environmentally responsible alternative energy products from underutilized resources.  Sea2Sky is responding to a global market demanding viable options to reduce the world's climate "greenhouse effect" and the dependence on fossil fuel.

Using our global network and through strategic business and community alliances, Sea 2 Sky plans to acquire biomass resources and a torrefaction technology that when processed through this torrefaction technology is converted to "high-value" products. The product value is generated through:

●	Creation of specific, high demand, and saleable products("green" electricity, carbon, activated carbon, bio-liquids, synthetic gas) for our customers;

●	Feeding ancillary manufacturing and community needs with surplus by-products;

●	Use of waste, surplus, or underutilized organic materials contributing to environmental degradation.

New Plan of Operations

Sea 2 Sky is targeting multiple biomass supply streams in Canada, the USA, and other countries rich in fiber supply. Sea 2 Sky’s policy to cooperate with indigenous peoples, communities, and other owners of biomass has generated interest by most of those we approach. We have received expressions-of-interest to purchase our end-products that will quickly exceed the capacity of our first processing plant.

We anticipate that these expressions of interest can be turned into binding purchase agreements for our entire production capacity. We are now negotiating with Canadian First Nation Bands for significant sustainable quantities of woody biomass (i.e., 1,000,000 tons or more per year for 20 years).  We are also researching pilot-tested technology that can be best suited to the selected biomass supply streams and aligned to our final customer needs that can be incorporated into the processing plant design.  Work and processing facilities creating jobs and increasing economic activity for these communities is planned to start by late 2010.

Currently, our development stage operations have been funded through the sale of our stock in private equity transactions.  We plan to raise additional funds through joint venture partnerships, Federal or State grants or loan guarantees, project debt financings or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations.  There is no assurance that we will be successful in raising additional capital or achieving profitable operations. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties. We will need financing within 12 months to execute our business plan.

We have not developed our own proprietary technology but rather we are currently reviewing and negotiating with developers and owners of a patented new state-of the art torrefaction technologies to partner with us.  These torrefaction technologies have been developed over the past three to four years, and have been pilot-tested on a small scale basis (approximately 500 tons per month) during the past year.

Our business will encompass development activities culminating in the construction and long-term operation of biomass energy production plants.  As such, we are currently in the development-stage of finding suitable locations, securing proper financing for building plants, and deploying project opportunities for converting woody biomass feedstock into torrefied  bio-energy products such as electricity via gasification process, activated carbon, and “green coal” via pelletization process.  As we build these plants, we intend to increase our number of employees appropriately.

During the next 12 months, our Plan of Operations is as follows:

●
Obtain additional operating capital from joint venture partnerships, Federal or State grants or loan guarantees, debt financing or equity financing to fund our ongoing operations and the development of initial plants in British Columbia, Canada.

●
Pursue funding opportunities offered under various government programs, including the Energy Policy Act of 2005 (“EPAct 2005”), which provides for grants and loan guarantee programs to incentivize the growth of the [biomass] alternative energy market. These programs include programs under which the U.S. Department of Energy (“DOE”) could provide loan guarantees up to $250 million per qualified project.  Sea 2 Sky plans to pursue all available opportunities within the EPAct 2005.

●
We plan to purchase a torrefaction unit (a smaller scale commercial unit) so that we are able to better market our products, which may tend to have very specific requirements depending on the specific application by the Buyer.

●
We plan to begin construction of a facility in British Columbia which is capable of processing approximately 20,000 tons of biomass per month to produce electricity, activated carbon, and torrefied pellets for energy.

●	We are targeting large utility companies in North America (initially) for long-term electricity contracts.

●	Additionally, we are discussing distribution opportunities for activated carbon in North America and Internationally.

●
With the advent of global warming and accompanying government mandated environmental initiatives, there is also an opportunity for Sea 2 Sky to obtain carbon credits for developing biomass processing facilities. These renewable energy incentives encourage sustainable, environmentally friendly and naturally occurring fuel alternatives from biomass. We are engaging in discussions with authorities related to the management and utilization of carbon credits, so that the Company may benefit fully when they become available.

RESULTS OF OPERATIONS

We have not generated revenues from our renewable energy operations since Inception and have incurred $820,679 in related expenses through August 30, 2009.

Discontinued Operations

The Company’s decision to discontinue the operations of its travel business resulted in all financial data pertaining directly to the operations relative to that business to be collapsed with the net amount reported separately from the continuing operations.  This collapsing effect was used to restate the financials for all periods presented.  For the year ended August 31, 2009, losses from discontinued operations were $(180).  Losses from discontinued operations from November 2005 through the year ended August 31, 2009 were $(19,304).  Loss from discontinued operations per weighted average share for the years ended August 31, 2009 and August 31, 2008 were $(0.00) and $(0.00), respectively.

Operating and General & Administrative Expenses

Operating expenses consisting of stock-compensation expenses of $396,977 for external consultants; consulting expenses of $155,857; payroll and directors’ consulting fees totaling 205,007; travel expenses of $30,318; professional fees of $32,693; and other general administrative expenses totaling $857,212 for the year ended August 31, 2009, compared to a total of $33,953 for the year ended August 31, 2008.

Net Losses

Net losses from continuing operations were  $857,212 for the year ended August 31, 2009, compared to $33,953 for the year ended August 31, 2008.  Loss from continuing operations per share was $0.00 for the year ended August 31, 2009, compared to $0.00 for the year ended August 31, 2008.

Income Taxes

The Company does not anticipate having to pay income taxes in the upcoming years due to our absence of net profits.

CAPITAL AND LIQUIDITY

The following table provides selected financial data about our company for the years ended August 31, 2009 and 2008, respectively.

Balance Sheet Data	August 31, 2009	August 31, 2008

Cash	12,687	36,465

Total Current Assets	12,745	36,882

Total Assets	13,550	44,176

Total Liabilities	281,968	8,500

Stockholders' Equity (Deficit)	(268,418)	35,676

As of August 31, 2009 and 2008, we had total current assets of $12,745 and $36,882, and total current liabilities of $281,968 and $8,500, respectively.

During the year ended August 31, 2009, the Company received $159,409 in net cash from the sale of its common stock. These proceeds are being used for operating and general and administrative expenses to sustain the Company through its development stage until it establishes profitable operations or receives cash from the issuance of additional common stock.

We had cash on hand of $12,687 and $36,465 as of August 31, 2009 and 2008, respectively.

To the extent we are unable to meet our operating expenses, we may borrow funds from our current management or other affiliates, or we may attempt to raise capital from private individuals or institutional investment equity funds. Any funds generated from product sales if any, in our company that exceeds our operating expenses and debt repayments will be used to expand our operations.

We have developed a plan of operations reflecting our objectives and anticipated growth for the next 12 months and beyond. In our plan, we identify our cash requirements, our anticipated operating and product development projections, and our required staffing and additional funding requirements to fulfill our business objectives.

Net cash used in operating activities of $179,101 for the year ended August 31, 2009, represents wages paid to employees, fees paid for accounting and legal related services, and fees paid to consultants for services rendered and travel expense reimbursement.

Net cash used in investing activities of $998 for the year ended August 31, 2009, represents a website developed for the Company, which is being amortized over its useful life of three years.

Net cash provided by financing activities of $159,349 during the year ended August 31, 2009, represents cash raised through the sales of common stock subscription agreements during the year, net of commissions paid to a consulting firm for raising these funds of $11,384.

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

On February 10, 2009, our Articles of Incorporation were amended to change the aggregate number of shares which we have authority to issue to 225,000,000 shares of common stock, par value $0.001 per share.  Also, on February 10, 2009, our Board of Directors authorized the cancellation of 48,000,000 post forward-split common shares for no consideration.

On March 6, 2009, our board of directors ratified an action made by the prior directors to sell 40 million of their restricted shares to the new directors in a private transaction.  This was done on condition that the new directors would accept positions on the Board in order to develop a working business plan for the Company.  The restricted shares are non-transferable without being unanimously approved by the Board.  Under guidelines provided by SFAS No. 141R, “Business Combinations”, the New Directors, who received 48% of the then issued and outstanding stock, were considered to be the largest minority voting interest owner (group of organized owners) without the existence of any single majority owner (or organized group of owners).  These New Directors controlled the Board.  Although an auditable “business” as defined under Regulation S-X was not brought in, we believe that a “business” as defined under ASC 805-10-65-1 (formerly SFAS No. 141R) was introduced by these five New Directors.  Under this definition, a “business” may be an integrated set of activities and assets in the development stage, which might not have outputs.  If no outputs, then one must consider if the integrated set:

1.	Has begun planned principal activities;
2.	Has employees, intellectual property, and other inputs and processes that could be applied to those inputs;
3.	Is pursuing a plan to produce outputs; and/or,
4.	Will be able to obtain access to customers that will purchase the outputs.

The New Directors brought a business plan reflecting a viable business in the renewable alternative energy industry, which meets a large and timely demand.  These directors possess the industry knowledge and relative experience necessary to accomplish their plan.  Each of the directors has unique skills and strategic relationships which are directly in line with the objectives of this plan.  As a result of these factors, a change of control was recognized, which triggered recapitalization accounting.  The shares issued to the New Directors were valued at the carry-over basis value of the Company’s net assets and liabilities.  Since there were no assets or outstanding liabilities contributed at the time of the change of control, the shares were valued at par.  The assets and liabilities of the Company prior to the change in control continued to be reflected at historical cost which approximated fair value.

During the period from March 1 through August 31, 2009, the Company raised $159,409 (net of $11,384 in offering costs) through the sale of common stock subscriptions.  Six hundred, seventy-nine thousand, three hundred and eleven (679,311) restricted shares of common stock were sold to investors at a price range of $0.08 - $0.30 per share.

On April 25, 2009, the board of directors approved the issuance of  4,000,000 warrants to a consulting group in exchange for consulting services provided to the Company during the development stage.  These warrants were fully vested upon issuance, have an exercise price of $0.30, and have a three-year term which expires April 24, 2012.   The market value at grant date was $0.06 per share.  Using the Black Scholes  options pricing model, we estimated the fair market value of these options to be $89,117, which was booked to compensation expense – consultants during the quarter.

On August 17, 2009, as a result of the change in senior management, Mr. Siebenga transferred 13,500,000 shares restricted common stock to the other three directors, and then returned 7,500,000 to the Company treasury.  This was done to lower the outstanding and compensate the other directors more equitably based on their contributions and new position (in the case of Mr. Odeen).  Based on SEC requirements, the total 21,000,000 shares were considered to have been returned to the Company treasury; then partially redistributed to the other directors. Since this was simply a reallocation of distributed shares among the New Directors, management viewed this transaction as part of the original recapitalization and accounted for it in the same manner. This transaction also reduced the total issued and outstanding by 7,500,000 shares.

On August 17, 2009, the Company issued 4,050,000 fully vested restricted shares common stock to three consultants for services rendered, valued at approximately $0.076 per share, or a total of $307,800, which was booked to compensation expense – consultants during the quarter.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Use of Estimates

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

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the general and administrative expenses related to securing fiber agreements, technology, and our future production facilities.  During the twelve months ended August 31, 2009, we expensed all such development-stage costs.

Accounting for Employee and Director Stock-Based Compensation

The Company accounts for stock options issued to employees and directors under SFAS No. 123(R), “Share-Based Payment”. Under SFAS 123(R), share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite vesting period.  We consider our assumptions to be an important aspect of properly recording compensation.  No compensation, once recorded, is reversed.

Accounting for Non-Employee Stock-Based Compensation

We measure compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued or expected to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of our common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. In the case of the issuance of stock options, we determine the fair value using the Black-Scholes option pricing model. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.  We consider our assumptions to be an important aspect of properly recording compensation.  No compensation, once recorded, is reversed.

Revenue Recognition – Traditional Electricity Supply and Demand

Although no revenues have been recognized by our continuing operations, we expect to recognize revenues in the future from wholesale electricity sales and electricity transmission and distribution delivery services.  At that point, we will recognize the revenues upon delivery of the energy to the customer and include unbilled as well as billed amounts.

OFF-BALANCE SHEET ARRANGEMENTS

Since inception, we have not engaged in any off-balance sheet financing activities.

KEY INVESTMENT CONSIDERATIONS

●
Contracts for long term supply of Torrified biomass allow Sea 2 Sky to provide market security and standards to various markets. Markets in Europe seek supply security, which we can provide. With the advent of global warming awareness the Company can also access carbon credits and has the ability to market and present new biomass products into the US market to assist Americans in obtaining energy independence.

●
Our management team brings technical and operational experience to create financial strength and enables us to deliver an environmentally-sound Torrefied biomass solution in a cost effective and secure manner.

GOVERNANCE

Our Board of Directors reviews all aspects of our governance policies and practices, including our Corporate Code of Conduct and Code of Ethics for Senior Management, at least annually in light of best practices and makes whatever changes are necessary to further our longstanding commitment to the highest standards of corporate governance. The Codes are available in the Corporate Governance section of our Web site.

Our Web site is located at www.sea2skyenergy.com. Detailed information about our company can be found on our Web site.  In addition, we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports available, free of charge, through the Investor Relations page of our Web site, as soon as reasonably practicable after they are filed with or furnished to the SEC. The information on our Web site, however, is not incorporated by reference in, and does not form part of, this Annual Report on Form 10-K.  Except as otherwise specified, any reference to a year indicates our fiscal year ended August 31st of the year referenced.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. However, we do not hold any derivative instruments and do not engage in any hedging activities.

SEA 2 SKY CORPORATION
(A Development Stage Company)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

PAGE	F-2	REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMS

PAGE	F-4	BALANCE SHEETS AS OF AUGUST 31, 2009 AND 2008.

PAGE	F-5	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008 AND FOR THE PERIOD FROM MARCH 1, 2009 (INCEPTION) TO AUGUST 31, 2009.

PAGE	F-6	STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY/ (DEFICIENCY) FOR THE PERIOD FROM MARCH 1, 2009 (INCEPTION) TO AUGUST 31, 2009, AND FOR THE YEARS ENDED AUGUST 31, 2008 AND 2009.

PAGE	F-7	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED AUGUST 31, 2009 AND 2008, AND FOR THE PERIOD FROM MARCH 1, 2009 (INCEPTION) TO AUGUST 31, 2009.

PAGES	F-8 - F-14	NOTES TO FINANCIAL STATEMENTS

SEA 2 SKY CORPORATION
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Sea 2 Sky Corporation

We have audited the accompanying balance sheet of Sea 2 Sky Corporation (the “Company”) as of August 31, 2009, and the related statement of operations, stockholders’ deficit, and cash flows for the year then ended, and for the period from March 1, 2009 (“Inception”) to August 31, 2009.  These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sea 2 Sky Corporation as of August 31, 2009, and the results of its operations and its cash flows for the year then ended, and the period from Inception to August 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 of the financial statements, the Company is a development stage-company, has incurred losses and used cash in operating activities since Inception, and has a significant working-capital deficit. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

dbbmckennon
Newport Beach, California
December 8, 2009

SEA 2 SKY CORPORATION
(A Development Stage Company)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Sea 2 Sky Corporation

We have audited the accompanying balance sheet of Sea 2 Sky Corporation, as of August 31, 2008, and the related statements of operations, stockholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe our audit provides a reasonable basis for our opinion.

In our opinion,  the financial  statements  referred to above present fairly, in all material  respects,  the financial  position of Sea 2 Sky  Corporation as of August 31, 2008,  and the results of its  operations and its cash flows for the year then ended,  in conformity with  accounting  principles  generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As described in Note 3 of the financial statements, the Company is a development stage company, has incurred losses and used cash in operating activities since inception, and has a significant working capital deficit.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans with respect to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ SCHUMACHER & ASSOCIATES, INC.

SCHUMACHER & ASSOCIATES, INC.
Denver, Colorado  80211

November 3, 2008

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements

SEA 2 SKY CORPORATION
(A Development Stage Company)

BALANCE SHEETS

	August 31, 2009	August 31, 2008

Assets:
Current assets:
Cash and cash equivalents	$12,687	$36,465
Prepaids	58	417
Total current assets	12,745	36,882

Property and equipment, net of accumulated depreciation of $194 and $2,515, respectively	805	7,294
Total assets	$13,550	$44,176

Liabilities and Shareholders’ Equity (Deficit):
Current liabilities:
Accounts payable	$22,844	$2,000
Accrued payroll and payroll taxes (Note 4)	51,783	-
Accrued liabilities – related party (Note 4)	39,333	-
Other accrued liabilities (Note 4)	168,008	6,500
Total liabilities	281,968	8,500

Shareholders’ equity (deficit) (Notes 5 and 6):
Common Stock, $0.001 par value:
225,000,000 shares authorized – 80,629,311 and 131,400,000 shares issued and outstanding shares at August 31, 2009 and August 31, 2008, respectively	80,629	131,400
Additional paid-in capital	607,157	-
Accumulated other comprehensive income	2,499	5,587
Deficit accumulated during the development-stage, net of adjustment (Note 5)	(958,703)	(101,311)
Total shareholders’ equity (deficit)	(268,418)	35,676
Total liabilities and shareholders' equity (deficit)	$13,550	$44,176

The accompanying notes are an integral part of these statements.

SEA 2 SKY CORPORATION
(A Development Stage Company)

STATEMENTS OF OPERATIONS

	For the Year ended August 31,	For the Year ended August 31,	From March 1, 2009 (Inception) through August 31,
	2009	2008	2009 (see Note 1)

Revenues:	$-	$-	$-

Operating expenses:
Selling	-	-	-
General and administrative, including stock-based compensation of $396,977, $0 and $396,977 for the years ended August 31, 2009, 2008, and the period from March 1, 2009 to August 31, 2009, respectively. (Notes 5 and 6)	857,212	33,953	820,679
Total operating expenses	857,212	33,953	820,679

Operating loss	(857,212)	(33,953)	(820,679)

Other income and (expense):
Interest Income	-	-
Loss from continuing operations	(857,212)	(33,953)	(820,679)
Loss from discontinued operations	(180)	(18,061)
Net loss	$(857,392)	$(52,014)	$(820,679)

Basic and diluted loss per common share	$ *	*
Weighted average common shares outstanding, basic and diluted	106,610,176	131,400,000

*  Less than $(0.01) per share.
Discontinued operations loss per share is less than $(0.01) and therefore not presented

The accompanying notes are an integral part of these statements.

SEA 2 SKY CORPORATION
(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Par	Additional paid-in capital	Accumulated Deficit	Accumulated comprehensive income (loss)	Total
Balance, August 31, 2007	131,400,000	$131,400	$-	$(49,297)	$2,976	$85,079
Foreign currency translation adjustment					2,611	2,611
Net loss for the year ended August 31, 2008				(52,014)		(52,014)
Balance, August 31, 2008	131,400,000	$131,400	$-	$(101,311)	$5,587	$35,676
Foreign currency translation adj	-	-	-	-	(2,744)	(2,744)
February 24, 2009 -Shares returned to treasury	(48,000,000)	(48,000)	48,000	-	-	-
Inception (March 1, 2009, see Note 1):
Stock based compensation - Consultants	-	-	89,177	-	-	89,177
Sale of Stock for cash at $0.30 per share	454,311	454	135,839	-	-	136,293
Foreign currency translation adjustment	-	-	-	-	(344)	(344)
Sale of Stock for cash at $0.30 per share	75,000	75	22,425	-	-	22,500
August 17, 2009 -Shares returned to treasury	(21,000,000)	(21,000)	21,000	-	-	-
Stock issued to Directors/Officers	13,500,000	13,500	(13,500)	-	-	-
Stock based compensation – Consultants at $0.076 per share	4,050,000	4,050	303,750	-	-	307,800
Sale of Stock for cash at $0.08 per share	150,000	150	11,850	-	-	12,000
Offering costs related to capital raise	-		(11,384)	-	-	(11,384)
Net loss for year ended August 31, 2009	-			(857,392)		(857,392)
Balance, August 31, 2009	80,629,311	$80,629	607,157	$(958,703)	$2, 499	$(268,418)

The accompanying notes are an integral part of these statements.

SEA 2 SKY CORPORATION
(A Development Stage Company)

STATEMENTS OF CASHFLOWS

	For the Year ended August 31, 2009	For the Year ended August 31, 2008	From March 1, 2009 (Inception) through August 31, 2009 (see Note 1)
Cash flows from operating activities:
Net loss	$(857,392)	$(52,014)	$(820,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	7,486	2,515	3,357
Stock-based compensation expense	396,977	-	396,977
Changes in operating assets and liabilities:
(Increase) in prepaid expenses	359	(417)	2,454
(Decrease) Increase in accounts payable & accrued liabilities	273,469	1,721	264,217

Net cash used in operating activities	(179,101)	(48,195)	(153,674)

Cash flows from investing activities:
Acquisition of property and equipment	(998)	(9,809)	-
Net cash used in investing activities	(998)	(9,809)	-

Cash flows from financing activities:

Proceeds from sale of common stock	170,733	-	170,733
Offering costs	(11,384)	-	(11,384)
Net cash provided by financing activities	159,349	-	159,349

Effect of exchange rate changes on cash	(3,028)	2,611	(2,492)

Net increase (decrease) in cash and cash equivalents	(23,778)	(55,393)	3,183

Cash and cash equivalents, beginning of period	36,465	91,858	9,504

Cash and cash equivalents, end of period	$12,687	$36,465	$12,687

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these statements.

SEA 2 SKY CORPORATION
(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
 (Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

Sea 2 Sky Corporation (“Sea 2 Sky” or the “Company”) is a development-stage Renewable Bio-Energy Company headquartered in a HUB Zone in Ferndale, Washington. The Company’s primary focus is to deliver alternative energy solutions globally to Fortune 1000 companies, Government agencies and Countries around the globe. Sea 2 Sky intends to manufacture Torrified biomass and related products for industrial use in North America and Western Europe as a fuel and energy alternative. The Company is committed to securing the largest concentration of biomass material in the world and is backed by “Special Category Minority Business” which enables it to compete effectively in a growing market. Sea 2 Sky plans to obtain and apply this torrefaction technology to increase the energy output in biomass products and to provide a coal-like product with significant environmental advantages. Torrefaction is a scientifically proven method for improving the properties of biomass as a fuel.The end result of Torrified biomass is the formation of solid products that retain approximately 70% of their initial weight and 90% of the original energy content and can be co-fired in existing coal factories in pulverized coal boilers.

Sea 2 Sky Corporation (the “Company” or “Sea 2 Sky”) was incorporated in the state of Nevada, on November 16, 2005.  The Company's fiscal year end is August 31st.  The Company was initially established to provide travel related services to tourists in Canada and other countries.  Due to an economic downturn, the Company abandoned its travel-related services during the first half of fiscal year 2009.  As a result, results from operations related to the travel business have been reclassified from current operations to that of discontinued operations for proper financial presentation. The total net loss from these discontinued operations since November 16, 2005, is $19,304.

Effective March 1, 2009 (“Inception”), the Company has transitioned from its initial business focus to that of a world-wide renewable energy provider, and is entering an emerging opportunity in the alternative fuel, biomass sector of the forest industry. See Note 5 for discussion of change in control of the Company.  The Company is currently seeking acquisition rights to biomass supplies around the world so that it may begin the manufacturing and global distribution of environmentally-friendly alternative fuel sources.  Note that whereas in prior Form 10-Q and 10-K filings, the term “Inception” represented the Company’s incorporation date of November 16, 2005; “Inception” as referred to in this and future Form 10-Q and Form10-K filings will represent the date in which the Company changed its business focus to that of an alternative energy provider (March 1, 2009).

NOTE 2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

Basis of Presentation

The accompanying financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the Unites States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and cash equivalents, which are highly liquid investment instruments with original maturities of less than 90 days.

Development-Stage Company

On or around March 1, 2009, the Company abandoned its previous travel agency business and entered into the development stage with its intended new business, which currently has no revenues.  Management expects to sustain losses from operations until such time it can generate sufficient revenues to meet its anticipated cost structure.  The Company is considered a development-stage company in accordance with the Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development-Stage Enterprises”.  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

Discontinued Operations

When specific operations of a business are sold, abandoned, or otherwise disposed of, the business must account for these related revenues and expenses (including any gains or losses on related assets disposed of) as gain (loss) from discontinued operations.  Continuing operations must be reported separately in the income statement from discontinued operations, and any gain or loss from the disposal of a segment be reported along with the operating results of the discontinued segment.

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the general and administrative expenses related to securing fiber agreements, technology, and our future production facilities.  During the year ended August 31, 2009, we expensed all such development-stage costs.

Risks and Uncertainties

The Company's operations are subject to new innovations in product design and function. Significant technical changes can have an adverse effect on product lives. Design and development of new products are important elements to achieve and maintain profitability in the Company's industry segment. The Company may be subject to federal, state and local environmental laws and regulations. The Company does not anticipate expenditures to comply with such laws and does not believe that regulations will have a material impact on the Company's financial position, results of operations, or liquidity.

Fair Value of Financial Instruments

The fair value of financial instruments approximated their carrying values at August 31, 2009 and 2008. The financial instruments consist of cash, accounts payable, and accrued liabilities.

Concentrations

Financial instruments  that   potentially   subject  the  company  to concentrations  of credit  risk  consist  principally  of cash and cash equivalents. At August 31,  2008,  the Company had $19,875 US Funds in deposit in a business  bank  account,  and US  equivalent of $16,590 in Canadian  funds in a business  bank  account  which are not insured by agencies of the U.S. Government.  At August 31, 2009, the Company had cash totaling $12,687 US in deposit in a US bank, insured by the FDIC.

Stock Splits

In the case of a stock split, all shares of stock are retroactively restated for all periods presented.  During December 2008, the Company affected a 30-1 forward stock split; all share information presented within these financial statements has been adjusted to reflect this stock split.

Stock-Based Payments

The Company accounts for stock options issued to employees and directors under SFAS No. 123(R), “Share-Based Payment”. Under SFAS 123(R), share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite vesting period.  No stock options are currently outstanding.

The Company measures compensation expense for its non-employee stock-based compensation under the Financial Accounting Standards Board (FASB) Emerging Issues Task Force (EITF) Issue No.  96-18“Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

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

Loss per Share

The Company accounts for loss per share pursuant to SFAS No. 128, "Earnings per Share," which requires disclosure on the financial statements of "basic" and "diluted" earnings (loss) per share. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year.  At August 31, 2009, the Company’s dilutive securities outstanding consisted of warrants to purchase shares of common stock, all of which exercise prices were above the average closing price of the Company’s common stock and thus excluded under the treasury method. At August 31, 2008, the Company had no dilutive securities outstanding.

Website Development Costs

Website development costs representing capitalized costs of design, configuration, coding, installation and testing of the Company's website is capitalized until initial implementation. Upon implementation, the asset is amortized to expense over its estimated useful life of three years using the straight-line method.  In February 2009, the original website had no remaining useful life and was expensed.  A new website was developed in February 2009.  Accumulated amortization at August 31, 2009 was $194.  Ongoing website post-implementation costs of operation, including training and application maintenance, will be charged to expense as incurred.

Income Taxes

The Company has adopted the Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes" (SFAS 109). SFAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the asset and method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences  between the financial  statements carrying amounts of existing assets and  liabilities  and their  respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Deferred Offering Costs

The Company defers as other assets the direct incremental costs of raising capital until such time as the offering is completed.  At the time of the completion of the offering, the costs are charged against the capital raised.  Should the offering be terminated, deferred offering costs are charged to operations during the period in which the offering is terminated.

Recent Accounting Pronouncements

On July 1, 2009, FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, also known as FASB Accounting Standards Codification (“ASC”) 105, “Generally Accepted Accounting Principles” (“ASC 105”) (the Codification”). ASC 105 establishes the exclusive authoritative reference for U.S. GAAP for use in financial statements, except for SEC rules and interpretive releases, which are also authoritative GAAP for SEC registrants. The Codification will supersede all existing non-SEC accounting and reporting standards. Management is currently working on its transition to incorporate this codification within its financial statements and notes in preparation for adoption for our first fiscal quarter of 2010 ending November 30, 2009.

The FASB issued SFAS 165 “Subsequent Events” (SFAS 165), incorporating guidance on subsequent events into authoritative accounting literature and clarifying the time following the balance sheet date which management reviewed for events and transactions that may require disclosure in the financial statements.  We adopted this standard effective second quarter of 2009.  The standard increased our disclosure by requiring disclosure of the date through which subsequent events have been reviewed.  The standard did not change our procedures for reviewing subsequent events.  SFAS 165 is included in the “Subsequent Events” accounting guidance.  Our subsequent events review was performed through November 25, 2009.

In April 2009, the FASB issued Staff Position No. FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly ("FSP 157-4"). FSP 157-4 provides guidance on how to determine the fair value of assets and liabilities when the volume and level of activity for the asset/liability has significantly decreased. FSP 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. In addition, FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 was effective for the Company on July 1, 2009. The adoption of FSP 157-4 did not have a material impact on its results of operations and financial position.  Also see Note 5 for discussion of our valuation of our common stock and warrants issued for services rendered and to be rendered.

In December 2007, the FASB issued ASC 805-10-65-1 (formerly SFAS No. 141 (revised 2007), "Business Combinations" ("SFAS 141R") which replaces SFAS No. 141, "Business Combination"). ASC 805-10-65-1 establishes the principles and requirements for how an acquirer: (1) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; (2) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and (3) discloses the business combination. This Statement applies to all transactions in which an entity obtains control of one or more businesses, including transactions that occur without the transfer of any type of consideration. ASC 805-10-65-1 will be effective on a prospective basis for all business combinations on or after January 1, 2009, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies.  See Note 5.

In July 2006, the FASB issued Interpretation No. (“FIN”) 48, “Accounting for Uncertainty in Income Taxes”. This Interpretation sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized. The application of this Interpretation will be considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings in the period of adoption. Adoption of this new standard did not have a material impact on our financial position, results of operations or cash flows.

In April 2008, the FASB issued Emerging Issues Task Force (“EITF”) 07-05, "Determining whether an Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock". EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. EITF 07-05 is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company is currently evaluating the impact of EITF 07-5, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

International Financial Reporting Standards

In November 2008, the Securities and Exchange Commission (“SEC”) issued for comment a proposed roadmap regarding potential use of financial statements prepared in accordance with International Financial Reporting Standards (“IFRS”) as issued by the International Accounting Standards Board. Under the proposed roadmap, the Company would be required to prepare financial statements in accordance with IFRS in fiscal year 2014, including comparative information also prepared under IFRS for fiscal 2013 and 2012. The Company is currently assessing the potential impact of IFRS on its financial statements and will continue to follow the proposed roadmap for future developments.

Our Web site is located at www.sea2skyenergy.com.  Detailed information about our company can be found on our Web site.  In addition, we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports available, free of charge, through our Web site, as soon as reasonably practicable after they are filed with or furnished to the SEC.  These and other SEC filings are available through the Investor Relations page of our Web site.  The information on our Web site, however, is not incorporated by reference in, and does not form part of, this Annual Report on Form 10-K.  Except as otherwise specified, any reference to a year indicates our fiscal year ended August 31 of the year referenced.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has an accumulated deficit at August 31, 2009 of $958,703 and limited available capital. The Company has incurred net losses from Inception of $820,679.  Net cash used in operating activities from Inception were $153,674. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  In view of these matters,  realization  of  certain  of the  assets in the  accompanying balance  sheet is  dependent  upon the  Company's  ability  to meet its financing  requirements,  raise additional capital,  and the success of its  future operations. There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure the eventual profitability of the Company.  Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:

	August 31, 2009	August 31, 2008

Accrued payroll	$49,743	$-
Accrued payroll taxes	2,040	-
Accrued liabilities – related parties	39,333	-
Other accrued expenses	168,008	6,500

Total accrued liabilities	$259,124	$6,500

Accrued salaries and related payroll taxes represent those wages and taxes accrued for the CEO and CFO.  The related party liabilities represent fees payable to three of our directors.  Other Accrued expenses includes accrued fees and commissions due an external consulting group which assists in the raising of operating capital, and miscellaneous business taxes.

NOTE 5 - COMMON STOCK

The Company's authorized common stock consists of 225 million shares with a par value of $0.001 per share.

On December 30, 2008, our Board of Directors authorized a 30-for-1 forward stock split of our $0.001 par value common stock.  This share dividend became effective February 17, 2009. As a result of the forward stock split, 127,020,000 additional shares were issued.  Capital and additional paid-in capital have been adjusted accordingly.   When adjusting retroactively at August 31, 2008, there was a $24,187 shortage of additional paid-in-capital; thus an adjustment to retained earnings will be booked to the opening balance at November 16, 2005.  The financial statements contained herein reflect the appropriate values for capital stock and accumulated deficit. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the forward stock split.

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

On February 23, 2009, three new directors were appointed (David Siebenga, Erik Odeen and Ira Steiner).  On February 26, 2009, Irene Getty and Dennis Cox resigned from the board of directors.  Prior to resigning, they suggested allocating 40 million shares of their restricted stock for private sale to five new directors (the “New Directors”) pending the Board’s approval.  On March 6, 2009, our board of directors ratified an action made by the prior directors to sell 40 million of their restricted shares to the New Directors in a private transaction.  This was done on condition that the New Directors would accept positions on the Board in order to develop a working business plan for the Company.  The restricted shares are non-transferable without being unanimously approved by the Board.  Under guidelines provided by SFAS No. 141R, “Business Combinations”, the New Directors, who received 48% of the then issued and outstanding stock, were considered to be the largest minority voting interest owner (group of organized owners) without the existence of any single majority owner (or organized group of owners).  These New Directors controlled the Board and the Company’s operations.

The New Directors brought a business plan reflecting a viable business in the renewable alternative energy industry, which meets a large and timely demand.  These directors possess the industry knowledge and relative experience necessary to accomplish their plan.  Each of the directors has unique skills and strategic relationships which are directly in line with the objectives of this plan.  As a result of these factors, a change of control was recognized, which triggered recapitalization accounting.  Since there were no assets or outstanding liabilities contributed at the time of the change of control, the shares were valued at par.  The assets and liabilities of the Company and the date of the change in control continued to be reported at historical costs which represented fair value.

During April and May 2009, subscription agreements were sold to seven accredited investors totaling 454,311 shares of common stock for $0.30, each, raising $136,233 (net of bank wire fees).

During June 2009, subscription agreements were sold to three (3) additional investors totaling 75,000 shares for $22,500.

On August 17, 2009, as a result of the former President/CEO’s resignation, David Siebenga transferred 13,500,000 restricted shares common stock to the other three directors (see more detail at Item 7 – MD&A section), and returned 7,500,000 shares to the Company treasury.  Since this was simply a reallocation of distributed shares among the New Directors, management viewed this transaction as part of the original recapitalization and accounted for it in the same manner.

On August 17, 2009, the Board of Directors approved the distribution of 4,050,000 shares to three external consultants for financial consulting, investor relation services, and information technology services and consulting.  These shares were issued as compensation for services performed at a value of $307,800 which was recorded as compensation expense.

At August 28, 2009, our CFO and new CEO, Erik Odeen, purchased 75,000 restricted shares common stock for $0.08 per share, totaling $6,000 cash which was deposited for operating capital.  See additional detail above under Item 10 Beneficial Ownership.

At August 28, 2009, a subscription agreement was sold to an investor for 75,000 shares for $6,000 cash.

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

NOTE 7 - COMMITMENTS AND CONTINGENCIES

Professional Services Agreement

The Company has formalized an agreement with a consulting firm for services related to debt and equity capital raising and business development activities.  Under this agreement, consulting fees payable will accrue at the rate of $25,000 per month for a term of three years, effective March 1, 2009.  Consulting fees for the quarter ended August 31, 2009 totaling $75,000 have been approved by management and accrued for.  Total accrued consulting fees earned by this firm as of August 31, 2009, are $150,000. In addition, commissions will be paid on debt or equity funding (i.e., private offerings) generated by the consulting firm, at a rate of ten percent (10%). At the time of the completion of the offering, the costs are charged against the capital raised.  Commissions earned during the quarter for raising capital totaling $11,384 were approved by management and offset against proceeds upon receipt of funds.    In August 2009, the Board of Directors approved an addendum to this agreement which provided for the issuance of two million, five-hundred thousand (2,500,000) restricted shares of common stock to the consulting firm. (See Note 5 – Common Stock)

NOTE 8 - INCOME TAXES

Prior to March 1, 2009, our executive offices and operations were located in British Columbia.  As such, we filed the appropriate foreign income tax returns for prior years.  For year ending August 31, 2009, we will be filing a foreign tax return, U.S. Federal tax return and U.S. State tax return. We have identified our U.S. Federal tax returns as our “major” tax jurisdiction.  The Company has had losses to date, and therefore has paid no income taxes.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes.  The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry-forwards.  Effective March 1, 2009, prior net operating loss carry forwards are no longer available to the Company, due to the Company’s abandonment of the related travel services business.  Any future net operating losses, based on operations of the renewable energy business, will be considered for NOL carry-forward.

The amount of benefits the Company may receive from the operating loss carry forwards for income tax purposes is further dependent, in part, upon the tax laws in effect, the future earnings of the Company, and other future events, the effects of which cannot be determined.

The Company's deferred tax assets consist primarily of net operating loss carry forwards since March 1, 2009 (the date of change in business focus to the renewable energy industry).  For federal tax purposes this carry forward expires in twenty years, beginning in 2029. A full valuation allowance has been placed on 100% of the Company's deferred tax assets as it cannot be determined if the assets will be ultimately used.

The Company’s deferred tax assets, valuation allowance, and change in valuation allowance are as follows:

Period Ending	Estimated NOL Carry-forward	NOL Expires	Tax Benefit from NOL	Valuation Allowance	Elimination of Allowance	Net Tax Benefit
August 31, 2008	77,124	2009	19,281		(19,281)	-
August 31, 2009 (for continuing operations)	451,452	2029	153,494	(153,494)	-	-

Income taxes at the statutory rate are reconciled to the Company’s actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carry forward	(34%)
Deferred income tax valuation allowance	34%
Actual tax rate	0%

NOTE 9 - SUBSEQUENT EVENTS

During September, 2009, the Company issued 50,000 shares to an outside consultant for information technology services performed under a contract with a one year term, expiring September 2010.  As a result, the Company recorded an entry to reflect $3,500 in stock compensation expense, based on the stock’s fair market value on date of grant.

During September 2009, subscription agreements were sold to four (4) investors to purchase 712,500 shares for $57,000 cash.

On October 30, 2009, the Lake Babine Nation (LBN) Band Council issued a Resolution to fully support the Company in its efforts to build a biomass pellet plant in the Burns Lake area of British Columbia, Canada.  LBN has agreed to negotiate sufficient biomass and land from the Interim Treaty Arrangement (ITA) Crown Land necessary to complete the project. This event was filed in Current Report on Form 8-K dated November 5, 2009.

On November 30, 2009, the Company’s Board of Directors re-appointed David Siebenga as Chief Executive Officer of the Company.  Erik Odeen, the Company’s Chief Financial Officer, had been appointed the additional position of Chief Executive Officer during August 2009 when Mr. Siebenga requested to resign for personal reasons.  Mr. Odeen relinquished his position as Chief Executive Officer on November 30, 2009; however, still remains the Company’s Chief Financial Officer, as well as Secretary and Treasurer on the Board of Directors.  This subsequent position change has been reflected throughout this Form 10-K only where it is applicable based on the date associated with the reference.

Our subsequent events review was performed through December 3, 2009.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The management of Sea 2 Sky, with the participation of our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to FedEx management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2009 (the end of the period covered by this Annual Report on Form 10-K).

ITEM 9T. CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control Over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring, based on the framework in   Internal Control – Integrated Framework,  issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As of August 31, 2009, management has determined that the Company’s internal control over financial reporting as of August 31, 2009 was effective based on the size of the Company, the minimal transactions, and the financial and internal controls expertise of the CFO.  As the Company grows, steps will be taken to ensure that additional financial experts are sequestered to provide secondary review of all financials and related disclosures filed with the SEC.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company’s assets that could have a material effect on the Company’s financial statements are prevented or timely detected.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparations and presentations. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended August 31, 2009, there were no significant changes in our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

ITEM  9B. OTHER INFORMATION

On May 22, 2009, the Company dismissed Schumacher & Associates, Inc. the independent accountants previously engaged as the principal accountants to audit our financial statements. The decision to change accountants was approved by our Board of Directors included in our filing of Form 8-K on June 1, 2009.

Also effective on May 22, 2009, we engaged dbbmckennon, Certified Public Accountants, as our independent certified public accountants.  The decision to change accountants was approved by our Board of Directors.

These events have been previously disclosed in the prior Form 10-Q and on Form 8-K filed with the SEC on June 1, 2009.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

As a result of the Company’s change in business focus (effective March 1, 2009), the Compay’s prior Chief Executive Officer, Irene Getty, and the prior Chief Financial Officer, Dennis Cox, resigned from their positions on February 26, 2009.  Concurrently, David Siebenga and Erik Odeen were appointed to these positions.

Our executive officer and directors and their respective ages as of November 25, 2009 are as follows:

NAME	AGE	POSITION
Henry V. James	72	Chairman of the Board
Erik Odeen	43	Former Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer
Douglas Robertson	57	Chief Operations Officer, Director
David J. Siebenga	49	Chief Executive Officer, Director

Set forth below is a brief description of the background and business experience of our executive officers and directors.  Our Directors serve until the next annual meeting of the Company’s shareholders.

Henry V. James

Henry James was appointed Chairman of the Board for the Company on December 31, 2008.  Mr. James is a senior tribal member of the Lummi Nation, USA. Having served in the US military until discharged in 1957, Henry, a disabled veteran, operates James Trading Company and associated companies which target government procurement via their SDVOB, in a HUB and Free Trade Zone status.

A successful businessman, builder and developer, Henry owns or controls numerous properties and businesses under development. He also operates a successful international trading company utilizing his special access designations for US government contracting. Seeing a need to produce environmentally-wise energy, Henry’s success as a native entrepreneur has forged connections with indigenous communities in Canada, the US and abroad to provide a wise new direction in energy supply and access to Biomass Pellets. Sea 2 Sky has the opportunity to secure and develop these long term energy contracts through Henry’s involvement.

Erik Odeen, CPA, CFE

Erik Odeen was asked to join the Board of Directors on February 23, 2009.  Subsequently, on February 26, 2009, he was appointed Chief Financial Officer of the Company.  Mr. Odeen, CPA, CFE, is a seasoned executive with over 20 years experience in corporate management, financial leadership, manufacturing & distribution operations, and public accounting. For the past six years, he managed a consulting practice which provides financial management and strategic-planning advisory services to both public and privately-held company clients. More recently, Erik’s focus has been corporate restructuring and reorganization, SEC reporting and resolving complex accounting issues, and Sarbanes-Oxley compliance.

Erik’s public company experience ranges from start-up and development stage to Fortune 100 companies, including turn-around and M&A engagements. During his 13 year career with International Paper, Erik was instrumental in the planning and implementation of financial and operating systems, and served in senior-level management positions with a division of XPEDX, IP’s $6 billion distribution arm. Erik is an active member of the American Institute of Certified Public Accountants (AICPA), the Washington Society of CPAs (WSCPA), the California Society of CPAs (CalCPA), and Association of Certified Fraud Examiners (ACFE).

Doug Robertson, PMP

Doug Robertson joined the Company’s Board of Directors on December 31, 2008.  On February 23rd, 2009, he accepted the position of Chief Operating Officer for the Company.  A designated Project Management Professional (PMP), Doug has extensive experience in resource procurement and harvesting, international log imports and exports, and financing and construction of foreign wood product manufacturing facilities.  Doug, a published author of forest resource issues in British Columbia, has consulted to an American Tribal Economic Development Department.

Doug’s work experience with American Indians and Canadian First Nations forest practices provides Sea 2 Sky an advantage in helping First Nations and Indigenous peoples wisely deploy their biomass fiber inventories to a world searching for environmentally-responsible alternative sources of energy.

David J. Siebenga

David Siebenga joined the Board of Directors on February 23, 2009, and then was subsequently appointed the Company’s Chief Executive Officer on February 26, 2009.  Mr. Siebenga, a lawyer admitted to the British Columbia Law Society, operates a legal and business consulting practice in British Columbia. His business background history includes operating as CFO of an International Trading Corporation, an environmental industrial products corporation, a manufacturing facility, and a financial development officer for an international land developer. David currently provides international consulting to firms in the immigration and trading industries which seek access to international markets for their goods.

David joined Sea 2 Sky to work through the international aspects of distribution, contracting, sales and marketing of its biomass products.

Significant Employees

The Company has no significant employees other than the executive employees and directors described above.

Audit Committee and Audit Committee Financial Expert Disclosure

The Company does not currently have an audit committee; audit committee functions are performed by our board of directors. None of our directors are deemed independent; two of the four directors also hold positions as our officers. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

The Company’s CFO, Erik Odeen, CPA, CFE, is the financial expert serving on the Board of Directors.

Code of Conduct and Code of Ethics for Senior Management

The Company has implemented a Code of Conduct and A Code of Ethics for Senior Management, which are both located on our website www.sea2skyenergy.com.   The Company's management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations. We believe our codes are reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the codes.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the Securities and Exchange Commission.

ITEM 11.  EXECUTIVE COMPENSATION

The Company’s Board of Directors also serves as the Compensation Committee.  The Compensation Committee believes that base salaries for our senior executive officers are appropriate for executives serving a public company of our size in our industry.

Employment Agreements

We do not have any employment agreements in place with any of our officers and directors.

SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid (or accrued) by us during the years ended August 31, 2009 and 2008, in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO).  None of the current employees were employed by the Company during the prior year, ended August 31, 2008.

Name and Principal Position	Fiscal Year	Salary Earned or Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation* ($)	Totals ($)

Irene Getty, prior Chief Executive Officer, President	2008	$-	-	-	-	-	-	-	$-

Dennis Cox, Chief Financial Officer, Secretary, Treasurer	2008	$-	-	-	-	-	-	-	$-

Erik Odeen, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer	2009	$46,667	-		-	-	-		$46,667

Doug Robertson, Chief Operating Officer, Director	2009	$34,417	-		-	-	-		$34,417

David Siebenga, Director, Former Chief Executive Officer	2009	$60,000	-		-	-	-		$60,000

Compensation of Directors

The following table sets forth certain information concerning compensation paid to the Company’s directors during the year ended August 31, 2009:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation* ($)	Total ($)

Henry James	$ 34,417	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ 34,417

Erik Odeen	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-	$ -0-

Doug Robertson	$ -0-	$ -0-	$-0-	$ -0-	$-0-	$ -0-	$ -0-

David Siebenga	$ -0-	$ -0-	$-0-	$ -0-	$-0-	$ -0-	$ -0-

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the Board.

Retirement Plans

There are no annuity, pension, or retirement benefits proposed to be paid to officers, directors, or employees of the Corporation in the event of retirement at normal retirement date pursuant to any presently existing plan provided or contributed to by the Corporation.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us to own more than 5% of our outstanding shares of common stock as of August 31, 2009 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name of Beneficial Owner	Position	Amount and Nature of Beneficial Owner	Percent Of Common Stock

Erik Odeen	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer	8,075,000	10.04%
Henry V. James	Chairman of the Board of Directors	8,000,000	9.95%
Douglas Robertson	Chief Operations Officer, Director	8,000,000	9.95%
David J. Siebenga	Director (Former President and Chief Executive Officer)	8,000,000	9.95%
	Total Officers and Directors (__ individuals)	32,075,000

(1)	The percent is based on 80,629,311shares of our common stock issued and outstanding as of August 31, 2009.

(2)	All addresses for the above are: 2287 Slater Road, Ferndale, WA 98248

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

On August 28, 2009, 75,000 restricted shares of common stock were sold to our CFO and recently appointed CEO, Erik Odeen, for cash proceeds of $6,000. The shares were sold pursuant to the exemption from registration contained in Section 4(2) of the Act. No commission was paid to anyone in connection with the sale of shares to Mr. Odeen.

Sea 2 Sky is headquartered in Ferndale Washington, on an Indian reservation.  The Company has a sub-lease agreement with our Chairman for $1 per year, renewable annually.

On August 17, 2009, David Siebenga resigned his position of President and CEO, however, retained his position on the Board.  The Board unanimously elected Erik Odeen, CFO, to be CEO of the Company – in addition to his current role.  Mr. Siebenga relinquished 21,000,000 shares of previously issued restricted common stock back to the Company treasury.  Subsequently, 13,500,000 shares were redistributed as follows:

Redistributed shares

Erik Odeen, CEO/CFO, Secretary, Treasurer	7,500,000
Henry James, Chairman	3,000,000
Doug Robertson, COO	3,000,000
David Siebenga, Director	(21,000,000)

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

During the period from November 16, 2005 through May 22, 2009, the Company utilized Schumacher & Associates, Inc. as their independent audit firm. On May 22, 2009, the Company dismissed Schumacher & Associates, Inc. and engaged dbbmckennon, Certified Public Accountants, as our independent certified public accountants. The decision to change accountants was approved by our Board of Directors included in our filing of Form 8-K on June 1, 2009.

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2008 and for fiscal year ended August 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	August 31, 2009	August 31, 2008
Audit Related Fees	$15,750	$8,050
Tax Fees	3,000	-
All Other Fees	-	-
Total	$18,750	$8,050

Fees incurred for the prior year ended August 31, 2008, were paid to our predecessor CPA firm – Schumacher & Associates, Inc.  During the current year, $9,250 in audit related fees were accrued for and paid to Schumacher & Associates, Inc.  The remaining $9,500 in fees incurred during the current year were accrued for and paid to our current CPA firm – dbbmckennon for audit and tax services.  Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

Our board of directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors’ independence.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following exhibits are included with this filing:

Exhibit No.:	Description:

31.1	Section 302 Certification by Principal Executive Officer and Principal Financial and Accounting Officer (1)

32.1	Section 906 Certification by Principal Executive Officer and Principal Financial and Accounting Officer (1)

(1)  Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Sea 2 Sky Corporation

Date: December 8, 2009	By:	/s/ David J. Siebenga
David J. Siebenga
Chief Executive Officer

By:	/s/ Erik Odeen
Erik Odeen
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ David J. Siebenga
David J. Siebenga	Chief Executive Officer, Principal Executive Officer, Director	December 8, 2009

/s/ J. Erik Odeen
J. Erik Odeen	Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and Secretary	December 8, 2009

/s/ Henry V. James
Henry V. James	Chairman of the Board of Directors	December 8, 2009

/s/ Douglas Robertson
Douglas Robertson	Chief Operations Officer, Director	December 8, 2009