Form 10-Q
period 2009-11-30
SEA 2 SKY CORP
filed 2010-01-12
CIK 1381341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

OR

[_]                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-138989

SEA 2 SKY CORPORATION
 (Exact name of registrant as specified in its charter)

Nevada	98-0479847
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

2287 Slater Road, Ferndale, WA  98248
 (Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code:  1 (866) 732-2759

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

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
Larger accelerated filer ☐                                                                                 Accelerated filer ☐
Non-accelerated filer ☐                                                                                    Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

Authorized share capital of the registrant: 225,000,000 common shares, par value of $0.001.   Number of shares issued and outstanding of the registrant’s class of common stock as of January 12, 2010: 82,163,239.

PART I – FINANCIAL INFORMATION
Item 1.    Financial Statements
SEA 2 SKY CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
BALANCE SHEETS

	November 30, 2009	August 31, 2009
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash and cash equivalents	$26,284	$12,687
Prepaids	-	58
Total current assets	26,284	12,745

Property and equipment, net of accumulated depreciation of $278 and $194, respectively	722	805
Total assets	$27,006	$13,550

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$16,517	$22,844
Accrued payroll (Note 4)	62,464	51,783
Accrued liabilities – related party (Note 4)	49,827	39,333
Other accrued liabilities (Note 4)	240,553	168,008
Total liabilities	369,361	281,968

Commitments and contingencies (Note 7)

Shareholders’ deficit (Notes 5 and 6):
Common Stock, $0.001 par value:
225,000,000 shares authorized – 81,777,525 and 80,629,311 shares issued and outstanding shares at November 30, 2009 and August 31, 2009, respectively	81,778	80,629
Additional paid-in capital	686,009	607,157
Accumulated other comprehensive income	2,499	2,499
Deficit accumulated during the development-stage net of adjustment (Note 5)	(1,112,641)	(958,703)
Total shareholders’ deficit	(342,355)	(268,418)
Total liabilities and shareholders' deficit	$27,006	$13,550

The accompanying notes are an integral part of these statements.

SEA 2 SKY CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months ended November 30,		For the Three Months ended November 30,			From March 1, 2009 (Inception) through November 30,
	2009		2008			2009

Revenues:		$-		$-		$-

Operating expenses:
Selling		-		-		-
General and administrative, including stock-based compensation of $3,500, $0, and $400,477 for the three months ended November 30, 2009 and 2008, and for the period from March 1, 2009 to November 30, 2009, respectively. (Notes 5 and 6)		153,938		-		974,617
Total operating expenses		153,938		-		974,617

Operating loss		(153,938)		-		(974,617)
Loss from continuing operations		(153,938)		-		(974,617)
Loss from discontinued operations		-		(9,786)
Net loss		$(153,938)		$(9,786)		$(974,617)

Basic and diluted loss from continuing operations per common share	$	*	$		*
Basic and diluted loss from discontinued operations per common share	$	*	$		*
Weighted average common shares outstanding, basic and diluted		81,136,534		131,400,000

* Less than $(0.01) per share.

The accompanying notes are an integral part of these statements.

SEA 2 SKY CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF CASHFLOWS
(Unaudited)

	For the Three Months ended November 30, 2009	For the Three Months ended November 30, 2008	From March 1, 2009 (inception) through November 30, 2009

Cash flows from operating activities:
Net loss	$(153,938)	$(9,786)	$(974,617)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	84	754	3,441
Stock-based compensation expense	3,500	-	400,477
Changes in operating assets and liabilities:
Decrease in prepaid expenses	58	125	2,512
(Decrease) Increase in accounts payable and accrued liabilities	87,393	(1,209)	351,610

Net cash used in operating activities	(62,903)	(10,116)	(216,577)

Cash flows from financing activities:
Proceeds from sale of common stock	85,000	-	255,733
Offering costs	(8,500)		(19,884)
Net cash provided by financing activities	76,500	-	235,849

Effect of exchange rate changes on cash	-	(2,573)	(2,492)

Net increase (decrease) in cash and cash equivalents	13,597	(12,689)	16,780

Cash and cash equivalents, beginning of period	12,687	36,465	9,504

Cash and cash equivalents, end of period	$26,284	$23,776	$26,284

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

The accompanying notes are an integral part of these statements.

SEA 2 SKY CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

Sea 2 Sky Corporation (“Sea 2 Sky” or the “Company”) is a development-stage Renewable Bio-Energy Company headquartered in a HUB Zone in Ferndale, Washington. The Company’s primary focus is to deliver alternative energy solutions globally to Fortune 1000 companies, Government agencies and Countries around the globe. Sea 2 Sky intends to manufacture torrified biomass and related products for industrial use in North America and Western Europe as a fuel and energy alternative. The Company is committed to securing the largest concentration of biomass material in the world and is backed by “Special Category Minority Business” which enables it to compete effectively in a growing market. Sea 2 Sky plans to obtain and apply this torrefaction technology to increase the energy output in biomass products and to provide a coal-like product with significant environmental advantages. Torrefaction is a scientifically proven method for improving the properties of biomass as a fuel. The end result of torrified biomass is the formation of solid products that retain approximately 70% of their initial weight and 90% of the original energy content and can be co-fired in existing coal factories in pulverized coal boilers.

The Company was incorporated in the state of Nevada, on November 16, 2005.  The Company's fiscal year end is August 31st.  The Company was initially established to provide travel related services to tourists in Canada and other countries.  Due to an economic downturn, the Company abandoned its travel-related services during the first half of fiscal year 2009.  As a result, results from operations related to the travel business have been reclassified from current operations to that of discontinued operations for proper financial presentation. The total net loss from these discontinued operations since November 16, 2005, is $19,304.

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

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The financial statements and notes are representations of the Company's management who is responsible for their integrity and objectivity.   A summary of additional significant accounting policies was previously disclosed in our Annual Report on Form 10-K for the year ended August 31, 2009.  These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

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

Operating results for the three-month period ended November 30, 2009, are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2010.

The accompanying condensed interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended August 31, 2009.

Recent Accounting Pronouncements

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations.

Our Web site is located at www.sea2skyenergy.com.  Detailed information about our company can be found on our Web site.  In addition, we make our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to such reports available, free of charge, through our Web site, as soon as reasonably practicable after they are filed with or furnished to the SEC.  These and other SEC filings are available through the Investor Relations page of our Web site.  The information on our Web site, however, is not incorporated by reference in, and does not form part of, this Quarterly Report on Form 10-Q.  Except as otherwise specified, any reference to a year indicates our fiscal year ended August 31 of the year referenced.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has an accumulated deficit at November 30, 2009 of $1,112,641 and limited available capital.  The Company has incurred net losses from Inception of $974,617.  Net cash used in operating activities from Inception were $216,577. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  In view of these matters,  realization  of  certain  of the  assets in the accompanying balance  sheet is  dependent  upon the  Company's  ability  to meet its financing  requirements,  raise additional capital,  and the success of its  future operations.  There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure the eventual profitability of the Company.  Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:

	November 30, 2009	August 31, 2009

Accrued payroll	$62,464	$51,783
Accrued liabilities – related parties	49,827	39,333
Other accrued liabilities	240,553	168,008

Total accrued liabilities	$352,844	$259,124

Accrued salaries and related payroll taxes represent those wages and taxes accrued for the CEO and CFO.  The related party liabilities represent fees payable to three of our directors.  Other accrued expenses includes accrued fees and commissions due an external consulting group which assists in the raising of operating capital, and miscellaneous business taxes.

NOTE 5 – COMMON STOCK

The Company's authorized common stock consists of 225 million shares with a par value of $0.001 per share.

During September, 2009, the Company issued 50,000 fully vested shares to an outside consultant for information technology services performed under a contract with a one year term, expiring September 2010.  As a result, the Company recorded $3,500 in stock compensation expense, based on the stock’s fair market value on date of grant.

During September 2009, subscription agreements were sold to four (4) investors totalling 712,500 shares for $57,000.

During November 2009, subscription agreements were sold to two (2) investors totalling 385,714 shares for $28,000.

As of January 8, 2010, there were 82,163,239 common shares issued and outstanding. See Note 9 – Subsequent Events, for additional stock transactions which occurred subsequent to the three months ended November 30, 2009.

NOTE 6 – COMMON STOCK WARRANTS

There are currently (4) million warrants outstanding held by a consulting group.  These warrants are fully vested, have an exercise price of $0.30 per share, and have a three-year term which expires April 24, 2012.  No other options or warrants are outstanding.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Professional Services Agreement

During prior year, the Company formalized an agreement with a consulting firm for services related to debt and equity capital raising and business development activities.  Under this three year agreement effective March 1, 2009, consulting fees payable will accrue at the rate of $25,000 per month.  Consulting fees for the quarter ended November 30, 2009 totaling $75,000 have been approved by management and accrued for.  Total accrued consulting fees earned by this firm as of November 30, 2009, are $225,000. In addition, commissions will be paid on debt or equity funding (i.e., private offerings) generated by the consulting firm, at a rate of ten percent (10%). At the time of the completion of the offering, the costs are charged against the capital raised.  Commissions earned during the quarter for raising capital totaling $8,500 were approved by management and offset against proceeds upon receipt of funds.  (See Note 5 – Common Stock).

NOTE 8 – INCOME TAXES

Prior to March 1, 2009, our executive offices and operations were located in British Columbia.  As such, we filed the appropriate foreign income tax returns for prior years.  For our fiscal year ended August 31, 2009, we will be filing a foreign tax return, U.S. Federal tax return and U.S. State tax return. We have identified our U.S. Federal tax returns as our “major” tax jurisdiction.  The Company has had losses to date, and therefore has paid no income taxes.

NOTE 9 – SUBSEQUENT EVENTS

On December 1, 2009, subscription agreements were sold to one investor totaling 285,714 shares for $20,000. Related commissions of $2,000 were charged against the capital raised and paid to a consultant during the same month.  See Note 7 – Commitments and Contingencies for additional information on the consultant’s commission structure.

On December 23, 2009, Sea 2 Sky announced the addition of David Lahaie to its Global Advisory Board.  David Lahaie of Evergreen Recycling Inc. based in Seattle, WA, brings a wealth of knowledge and innovative ideas to Sea 2 Sky. For the past 15 years, Mr. Lahaie has delivered turn-key sustainable solutions for byproducts of manufacturing industries, primarily through reallocation as an energy or raw materials resource. Mr. Lahaie earned a BS in Marine Engineering in 1981 and is the former manager of business development for Burlington Environmental, Inc. based in Seattle, WA. He was an engineer with the National Oceanic and Atmospheric Administration, responsible for engineering and support for oceanographic research projects staged throughout the pacific. As consideration for his participation on the Advisory Board, the Company issued Mr. Lahaie 100,000 restricted fully vested shares of common stock.  As a result, the Company recorded $7,000 in stock compensation expense, based on the stock’s fair market value on date of grant.

Our subsequent events review was performed through January 12, 2010.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following discussion of the plan of operations, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-Q, and in our Form 10-K filed on December 8, 2009.

COMPANY HISTORY

Our Company

 Sea 2 Sky Corporation (or “Sea 2 Sky”, the “Company”) is a development-stage company which intends to obtain sources of biomass supply streams and convert them into "green or alternative fuel energy" products. We intend to focus on creating sustainable and environmentally responsible alternative energy products from underutilized resources, responding to a global market demand for a viable option to reduce the world's climate "greenhouse effect" and the dependence on fossil fuel.

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

Sea 2 Sky is a development-stage renewable bio-energy company headquartered in a HUB Zone in Ferndale, Washington. Backed by a “Special Category Minority Business” designation, the Company is better enabled to compete effectively in a growing market. The Company’s primary focus is to deliver alternative energy solutions to Fortune 1000 companies, government agencies and countries around the globe.  Sea 2 Sky is developing manufacturing and fulfillment processes to achieve this goal. The Company is continually seeking to secure the rights to large concentrations of biomass material (presently in North America), and is working to develop partnership relationships with creators of the most recent technologies in areas related to the torrefaction / carbonization process involved in the manufacturing of “Green Coal” and related energy products.

After obtaining one or more new technologies, Sea 2 Sky intends to convert surplus decaying biomass into environmentally-sustainable products such as activated carbon, densified high-energy char (bio-char), and electricity.  This process allows for environmental benefits including the reduction of carbon emissions and the related “greenhouse effect”, depleting the decaying timber which is known to be a forest fire hazard.

Over the past nine (9) months (since Inception), the Company has further developed its working relationships with strategic resources related to biomass fiber procurement, torrefaction and carbonization technologies, and potential commercial end-users and distributors.  To assist in accomplishing this, Sea 2 Sky established a Global Advisory Board to consult with its board of directors and to provide valuable industry insight.

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

On December 2nd – 3rd, 2009, Sea 2 Sky attended the Bio-Power Technical Strategy Workshop sponsored by the U.S. Department of Energy (DOE). The workshop addressed issues such as the benefits and opportunities related to bio-power production, techno-economic hurdles, conversion technologies and processes, sustainability, and policies. The workshop brought together industry and other experts in the bio-power field to discuss key issues for expanding the use of bio-power in the United States, and the potential role of the Federal government.

Sea 2 Sky is in the process of identifying and evaluating several market opportunities and torrefaction technologies in Europe, Canada and the United States cumulating recently with a peer review of various torrefaction and market opportunities at the Bio-Power Technical Strategy Workshop sponsored by the Department of Energy Conference in Denver, Colorado.

After extensive analysis and discussions with industry leaders and government officials, Sea 2 Sky concluded that a market-standard must be set for the commercialization of torrefaction technology into operational plants. That standard must show that any adoptable technology must exhibit economic feasibility, proven construction methodology, proven technology tested by reputable independent sources, and demonstrable market and customer acceptance. Sea 2 Sky undertakes this process to fulfill its mandate to continually connect with technology providers, academia and other customers to ensure that Sea 2 Sky maintains an awareness of current torrefaction applications in the industry.

On December 23, 2009, Sea 2 Sky announced the addition of David Lahaie to its Global Advisory Board.  David Lahaie of Evergreen Recycling Inc. based in Seattle, WA, brings a wealth of knowledge and innovative ideas to Sea 2 Sky. For the past 15 years, Mr. Lahaie has delivered turn-key sustainable solutions for byproducts of manufacturing industries, primarily through reallocation as an energy or raw materials resource. Mr. Lahaie earned a BS in Marine Engineering in 1981 and is the former manager of business development for Burlington Environmental, Inc. based in Seattle, WA. He was an engineer with the National Oceanic and Atmospheric Administration, responsible for engineering and support for oceanographic research projects staged throughout the pacific.

On January 4, 2010, the Company announced that it is working towards an association with the University of North Dakota Energy & Environmental Research Center (EERC – http://www.undeerc.org/) to produce a commercial torrefaction plant.  Sea 2 Sky entered into a non-legally binding understanding with EERC to obtain EERC’s assistance in Sea 2 Sky’s mandate and also to enable EERC to submit for and gain funding from the DOE to research and develop standards to:

1.
Pretreat woody biomass, agricultural residues such as wheat straw, DDGS, corn stover, switchgrass and waste materials, including refuse-derived fuels, to produce clean biocoal/syncoal using the torrefaction plus leaching pretreatment process.

2.	Perform pilot-scale combustion and gasification tests to demonstrate the efficient utilization of the produced bio-coal/syncoal without emission and ash-related problems.

3.	Develop an initial design of a demonstration pretreatment plant to utilize the torrefaction plus leaching process to produce commercial quantities of clean bio-coal/syncoal.

The Energy & Environmental Research Center (EERC) is recognized as one of the world's leading developers of cleaner, more efficient energy and environmental technologies to protect and clean our air, water, and soil. The EERC is a high-tech, nonprofit branch of the University of North Dakota (UND). The EERC operates like a business; conducts research, development, demonstration, and commercialization activities; and is dedicated to moving promising technologies out of the laboratory and into the commercial marketplace. More information on EERC can be found at http://www.undeerc.org/.

Liquidity and Capital Resources

The report of our independent registered public accounting firm on the financial statements for the year ended August 31, 2009 contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern as a result of recurring losses, and accumulated deficit since inception. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that would be necessary if we are unable to continue as a going concern.

At November 30, 2009, we had working capital deficit of $343,077, compared to working capital of $16,777 at November 30, 2008.  At November 30, 2009 and 2008, our total assets consisted primarily of cash of $26,284 and $23,776, respectively

At November 30, 2009, our total current liabilities consisted primarily of accounts payable of $16,517; accrued payroll of $62,464; accrued fees to related parties of $49,827; accrued consulting fees and commissions of $236,584, and $3,969 in miscellaneous accruals.  This was an increase from total current liabilities of $7,291 at November 30, 2008, which consisted of accounts payable of $941 and miscellaneous accrued liabilities of $6,350.

Cash on hand is currently our only source of liquidity.  We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future. Historically, we have funded our operations through financing activities consisting primarily of private placements of equity securities with existing shareholders and outside investors.   We plan to raise additional funds through joint venture partnerships, federal and state grants, or through future sales of our common stock, until such time as we are able to generate revenues from operations sufficient to meet our cost structure.  We did not recognize any revenues from operations during the three months ending November 30, 2009.

Any sale of additional equity securities will result in dilution to our stockholders.  Recent events in worldwide capital markets may make it more difficult for us to raise additional equity or capital.  There can be no assurance that additional financing, if required, will be available to us or on acceptable terms.

In addition, the United States has experienced severe instability in the commercial and investment banking systems which is likely to continue to have far-reaching effects on the economic activity in the country for an indeterminable period. The long-term impact on the United States economy and the Company’s operating activities and ability to raise capital cannot be predicted at this time, but may be substantial.

Results of Operations

For The Three Months Ended November 30, 2009 Compared To The Three Months Ended November 30, 2008.

We did not recognize any revenues from operations during the three months ending November 30, 2009, or during the three months ending November 30, 2008.

For the three months ended November 30, 2009, operating expenses were $153,938 compared to $9,348 during the three months ended November 30, 2008.  The increase was due primarily to the employment of five new directors and officers, and engaging a consulting group to assist with raising capital as a result of the Company’s new business focus.  Operating expenses during the three months ended November 30, 2009, consisted of $49,503 in wages and fees related to our new directors hired in February 2009; $89,784 in professional fees; $3,500 in stock compensation expense for information technology consulting services received; amortization of $83; $2,584 of marketing expense; and office and administration costs of $8,484.  During the three months ended November 30, 2008, there were no wages or stock compensation expense; operating expenses consisted of professional fees of $6,977, office and administration costs of $875, marketing of $742, and depreciation and amortization expense of $754.

During the three months ended November 30, 2009, we recognized a net loss of $153,938 compared to a net loss of $9,786 for the three months ended November 30, 2008.  The increase of $144,152 is due to an increase in the Company’s operational activities over the prior period as discussed above.

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

Item 4.      Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

Our Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of November 30, 2009. In making this assessment, our Chief Executive Officer and Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2009, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting.   There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.      Legal Proceedings

We are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A.   Risk Factors

We believe there are no changes that constitute material changes from the risk factors previously disclosed in our Annual report on Form 10-K for the year ended August 31, 2009, filed with the SEC on December 9, 2009.

Item 2.     Unregistered Sales of Equity And Use Of  Proceeds

During September, 2009, the Company issued 50,000 fully vested common shares to an outside consultant for information technology services performed under a contract with a one year term, expiring September 2010.  As a result, the Company recorded an entry to reflect $3,500 in stock compensation expense, based on the stock’s fair market value on date of grant.

See Notes 5 for additional information related to compensation expense recorded as a result of the above transaction.

Recent Sales of Unregistered Securities

During September 2009, subscription agreements were sold to four (4) investors totaling 712,500 shares of common stock for $57,000.

During November 2009, subscription agreements were sold to two (2) investors totaling 385,714 shares of common stock for $28,000.

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

Purchases of Equity Securities by the Issuer and Affiliate Purchases

There were none during the quarter ended November 30, 2009.

Item 3.      Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended November 30, 2009.

Item 4.      Submission of Matters to a Vote of Security Holders

There were no matters submitted for a vote of our security holders during the period ended November 30, 2009.

Item 5.      Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.      Exhibits

 (a) Pursuant to Rule 601 of Regulation S-K, the following exhibits are included herein or incorporated by reference.

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of David Siebenga, Principal Executive Officer of the Company.
31.2	Rule 13a-14(a)/ 15d-14(a) Certification of Erik Odeen, Principal Financial Officer of the Company.
32.1	Certification Pursuant to 18 U.S.C. section 1350 of David Siebenga, Principal Executive Officer of the Company.
32.2	Certification Pursuant to 18 U.S.C. section 1350 of Erik Odeen, Principal Financial Officer of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 12th day of January, 2010.

SEA 2 SKY CORPORATION

Date: January 12, 2010	By:	/s/ David Siebenga
David Siebenga
President/CEO Principal Executive Officer

Date: January 12, 2010	By:	/s/ Erik Odeen
Erik Odeen
Chief Financial Officer Principal Accounting Officer