Form 10-K/A
period 2009-08-31
SEA 2 SKY CORP
filed 2010-03-04
CIK 1381341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED AUGUST 31, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to ______________

                        Commission File Number 333-138989


                              SEA 2 SKY CORPORATION
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


               Nevada                                       98-0479847
-------------------------------------             ------------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification No.)


                      2287 SLATER ROAD, FERNDALE, WA 98248
            -------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

      Registrant's telephone number, including area code: 1 (877) 732-2759
                                                          ----------------
                                    Formerly
                    ----------------------------------------
                        RPO 75156, White Rock, BC V4B 5L4


           Securities registered pursuant to Section 12(b) of the Act:

          Title of each class                     Name of each exchange on
                                                      which registered
----------------------------------------      ---------------------------------
COMMON STOCK, PAR VALUE $0.001 PER SHARE                   OTCBB

        Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

                                                Yes [  ]     No [X]

Indicate by check mark if the Registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Exchange Act.

                                                Yes [  ]     No[X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                Yes [X]      No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

                                                Yes [ ]      No[ ]

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

Larger accelerated filer [  ]                   Accelerated filer [ ]
Non-accelerated filer [ ]                       Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                Yes [  ]     No[X]

As of November 19, 2009, the registrant had 81,391,811 shares of its common stock issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the $0.07 closing price as of November 19, 2009, was approximately $3,277,177.

Authorized share capital of the registrant: 225,000,000 common shares, par value of $0.001. The Registrant has no non-voting stock.

Documents incorporated by reference:  None

--------------------------------------------------------------------------------

                                TABLE OF CONTENTS
PART II

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE                     4

ITEM 9A.        CONTROLS AND PROCEDURES (ITEM 9A(T))                    4

SIGNATURES                                                              6

                                EXPLANATORY NOTE

This Form 10-K/A (the "Amendment") amends our Form 10-K for the fiscal year ended August 31, 2009, which was filed with the Securities and Exchange Commission on December 8, 2009 (the "Original Filing"). We are filing this Form 10-K/A to amend Items 9A "Controls and Procedures" Item 9A(T) "Controls and Procedures" and Exhibit 31.1.

In connection with the filing of this Form 10-K/A and pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, we are including with this Form 10-K/A certain currently dated certifications.

This Amendment does not reflect events occurring after the Original Filing except as noted above. Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the Original Filing and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.


                                     PART II

ITEM 9A. CONTROLS AND PROCEDURES

MANAGEMENT'S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

The management of Sea 2 Sky, with the participation of our principal executive and financial officer, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to Sea 2 Sky management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2009 (the end of the period covered by this Annual Report on Form 10-K).

ITEM 9T. CONTROLS AND PROCEDURES

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control process has been designed, under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company's financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America.

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of August 31, 2008, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring, based on the framework in INTERNAL CONTROL - INTEGRATED FRAMEWORK, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As of August 31, 2009, management has determined that the Company's internal control over financial reporting was effective as of August 31, 2009. As the Company grows, steps will be taken to ensure that additional financial experts are sequestered to provide secondary review of all financials and related disclosures filed with the SEC.

Our internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that accurately and fairly reflect, in reasonable detail, transactions and dispositions of assets; and provide reasonable assurances that: (1) transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States; (2) receipts and expenditures are being made only in accordance with authorizations of management and the directors of the Company; and (3) unauthorized acquisitions, use, or disposition of the Company's assets that could have a material effect on the Company's financial statements are prevented or timely detected.

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

                                      SEA 2 SKY CORPORATION

Date: March 3, 2010                   By:  /s/ Erik Odeen
                                      ------------------------------------------
                                      Erik Odeen, Chief Executive Officer,
                                      Chief Financial Officer and Sole Director