Form 10-Q
period 2010-02-28
SEA 2 SKY CORP
filed 2010-03-19
CIK 1381341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
[X]                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

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
Yes ☐    No ☒

Authorized share capital of the registrant: 225,000,000 common shares, par value of $0.001.   Number of shares issued and outstanding of the registrant’s class of common stock as of March 18, 2010: 58,163,239.

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited).	3

Balance Sheets as of February 28, 2010 and August 31, 2009	3

Statements of Operations for the three and six months ended February 28, 2010 and 2009 and for the period from March 1, 2009 (Inception) to February 28, 2010	4

Statements of Cash Flows for the six months ended February 28, 2010 and 2009 and for the period from March 1, 2009 (Inception) to February 28, 2010	5

Notes to the Financial Statements	6

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.	9

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	11

ITEM 4. CONTROLS AND PROCEDURES	12

ITEM 4T. CONTROLS AND PROCEDURES	12

PART II—OTHER INFORMATION	12

ITEM 1. LEGAL PROCEEDINGS	12

ITEM 1A. RISK FACTORS	12

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	12

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	13

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	13

ITEM 5. OTHER INFORMATION	13

ITEM 6. EXHIBITS	13

SIGNATURES	13

PART I – FINANCIAL INFORMATION
         Item 1.    Financial Statements
SEA 2 SKY CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
BALANCE SHEETS

	February 28, 2010	August 31, 2009
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash and cash equivalents	$342	$12,687
Prepaids	-	58
Total current assets	342	12,745

Property and equipment, net of accumulated depreciation of $1,000 and $194, respectively	-	805
Total assets	$342	$13,550

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$7,363	$22,844
Accrued payroll	-	51,783
Accrued liabilities – related party	-	39,333
Other accrued liabilities (Note 4 & 9)	310,784	168,008
Total liabilities	318,147	281,968

Commitments and contingencies (Note 7)	-	-

Shareholders’ deficit (Notes 5 and 6):
Common Stock, $0.001 par value:
225,000,000 shares authorized –58,163,239 and 80,629,311 shares issued and outstanding shares at February 28, 2010 and August 31, 2009, respectively	58,163	80,629
Additional paid-in capital	867,980	607,157
Accumulated other comprehensive income	2,499	2,499
Deficit accumulated during the development-stage net of adjustment (Note 5)	(1,246,447)	(958,703)
Total shareholders’ deficit	(317,805)	(268,418)
Total liabilities and shareholders' deficit	$342	$13,550

The accompanying notes are an integral part of these statements.

SEA 2 SKY CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months ended February 28,		For the Three Months ended February 28,		For the Six Months ended February 28,		For the Six Months ended February 28,		From March 1, 2009 (Inception) through February 28,
	2010		2009		2010		2009		2010

Revenues:	$-		$-		$-		$-		$-

Operating expenses:
General and administrative, including stock-based compensation of $4,500, $0 for the three months ended February 28, 2010 and 2009; $8,000 and $0 for the six months ended February 28, 2010 and 2009; and $404,977 for the period from March 1, 2009 to February 28, 2010, respectively. (Notes 5 and 6)	133,806		9,949		287,744		19,555		1,108,423
Total operating expenses	133,806		9,949		287,744		19,555		1,108,423

Loss from continuing operations	(133,806)		(9,949)		(287,744)		(19,555)		(1,108,423)
Loss from discontinued operations	-		-		-		(180)		-
Net loss	$(133,806)		(9,949)		(287,744)		(19,735)		$(1,108,423)

Basic and diluted loss from continuing operations per common share	$-	*	$-	*	$-	*	$-	*
Basic and diluted loss from discontinued operations per common share	$-	*	$-	*	$-	*	$-	*
Weighted average common shares outstanding, basic and diluted	78,667,843		128,733,333		78,206,077		130,074,333

* Less than $(0.01) per share.

The accompanying notes are an integral part of these statements.

SEA 2 SKY CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF CASHFLOWS
(Unaudited)
	For the Six Months ended February 28, 2010	For the Six Months ended February 28, 2009	From March 1, 2009 (inception) through February 28, 2010

Cash flows from operating activities:
Net loss	$(287,744)	$(19,735)	$(1,108,423)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	805	4,130	4,162
Stock-based compensation expense	8,000	-	404,977
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	58	(2,095)	2,512
Decrease in accounts payable	(15,480)	-	(15,480)
(Decrease) Increase in accrued liabilities	187,516	(5,518)	451,733

Net cash used in operating activities	(106,845)	(23,218)	(260,519)

Cash flows from investing activities:
Purchase of fixed assets	-	(1,000)	-
Net cash provided by investing activities	-	(1,000)	-

Cash flows from financing activities:
Proceeds from sale of common stock	105,000	-	275,733
Offering costs	(10,500)	-	(21,884)
Net cash provided by financing activities	94,500	-	253,849

Effect of exchange rate changes on cash	-	(2,744)	(2,492)

Net increase (decrease) in cash and cash equivalents	(12,345)	(26,962)	(9,162)

Cash and cash equivalents, beginning of period	12,687	36,466	9,504

Cash and cash equivalents, end of period	$342	$9,504	$342

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash investing and financing activities:
Forgiveness of shareholder debt (non-cash transaction)	$135,856	$-	$135,856

The accompanying notes are an integral part of these statements.

SEA 2 SKY CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

Sea 2 Sky Corporation (“Sea 2 Sky” or the “Company”) is a development-stage Renewable Bio-Energy Company headquartered in Ferndale, Washington. The Company’s primary focus is to deliver alternative energy solutions globally to Fortune 1000 companies, Government agencies and Countries around the globe. Sea 2 Sky intends to manufacture torrified biomass and related products for industrial use in North America and Western Europe as a fuel and energy alternative. Sea 2 Sky plans to obtain and apply this torrefaction technology to increase the energy output in biomass products and to provide a coal-like product with significant environmental advantages. Torrefaction is a scientifically proven method for improving the properties of biomass as a fuel. The end result of torrified biomass is the formation of solid products that retain approximately 70% of their initial weight and 90% of the original energy content and can be co-fired in existing coal factories in pulverized coal boilers.

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

On February 11, 2010, the Company accepted the resignations of David J. Siebenga, CEO and director; Doug Robertson, COO and director; and Henry James, Chairman.  These individuals determined that it was in the best interest of the Company and the Company’s shareholders to voluntary vacate these positions so that new directors and key leaders could be hired to carry out the Company’s business plan. Upon resignation, each individual returned eight (8) million restricted shares common stock to the Company treasury, without consideration, for a total of 24 million shares returned.  Furthermore, any and all accrued compensation and expenses due these individuals was forgiven. Immediately subsequent to these resignations, the Board appointed Erik Odeen, CFO, to assume the open position of CEO of the Company.  See Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2010.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared by the Company pursuant to the rules and regulations of the United States Security Exchange Commission.  Certain information and disclosures normally included in the annual financial statements prepared in accordance with the accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations.  In the opinion of management, all adjustments and disclosures necessary for a fair presentation of these financial statements have been included.  Such adjustments consist of normal recurring adjustments.

Operating results for the six-month period ended February 28, 2010, are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2010.

The accompanying condensed interim financial statements should be read in conjunction with the audited financial statements of the Company for the fiscal year ended August 31, 2009.

Income (Loss) per Common Share

The Company presents basic income (loss) per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of February 28, 2010, the Company had 4,000,000 warrants to purchase shares of common stock.  For the EPS calculations referenced in this report, there were no differences between the basic and dilutive shares used for EPS calculations due to the exercise prices of the warrants being above the average fair market value of the Company’s common stock for the period.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has an accumulated deficit at February 28, 2010 of $1,246,447 and limited available capital.  The Company has incurred net losses from Inception of $1,108,423.  Net cash used in operating activities from Inception were $260,519. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  In view of these matters,  realization  of  certain  of the  assets in the accompanying balance  sheet is  dependent  upon the  Company's  ability  to meet its financing  requirements,  raise additional capital,  and the success of its  future operations.  There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure the eventual profitability of the Company.  Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

NOTE 4 – OTHER ACCRUED LIABILITIES

Other accrued liabilities by major classification are as follows:

	February 28, 2010	August 31, 2009

Accrued consulting fees	$300,000	$150,000
Accrued commissions	10,784	11,384
Accrued taxes	-	6,624
Total other accrued liabilities	$310,784	$168,008

Other accrued expenses at February 28, 2010, includes accrued fees and commissions due an external consulting group which assists in the raising of operating capital (See Note 7).  On February 11, 2010, all accrued payroll and accrued liabilities - related parties due to the four directors (three of which were also officers of the Company) were forgiven by these individuals for no consideration.  As a result, the Company removed $129,349 in liabilities (accrued through February 28, 2010) and recorded it additional paid-in capital, as it is considered to be a capital contribution related to these former related parties.  These individuals also forgave $6,507 in accounts payable which resulted in a total of $135,856 in liabilities forgiven.

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

During September 2009, subscription agreements were sold to four (4) investors totaling 712,500 shares for $57,000.

During November 2009, subscription agreements were sold to two (2) investors totaling 385,714 shares for $28,000.

On December 1, 2009, subscription agreements were sold to one investor totaling 285,714 shares for $20,000. Related commissions of $2,000 were charged against the capital raised and paid to a consultant during the same month.  See Note 7 for additional information on the consultant’s commission structure.

On January 28, 2010, the Board approved the issuance of 100,000 restricted fully vested shares common stock to David Lahaie as consideration for his participation on the Company’s Global Advisory Board.    As a result, the Company recorded $4,500 in stock compensation expense, based on the stock’s fair market value on date of grant.

As discussed in Note 1, on February 11, 2010, three directors (two of which were also the CEO and COO) resigned their positions with the Company and returned, for no consideration, a total of 24 million restricted shares to the Company treasury at par value.

As of March 18, 2010, there were 58,163,239 common shares issued and outstanding.

NOTE 6 – COMMON STOCK WARRANTS

There are currently 4 million warrants outstanding held by a consulting group.  These warrants are fully vested, have an exercise price of $0.30 per share, and have a three-year term which expires April 24, 2012.  No other options or warrants are outstanding.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Professional Services Agreement

During prior fiscal year, the Company formalized an agreement with a consulting firm for services related to debt and equity capital raising and business development activities.  Under this three year agreement effective March 1, 2009, consulting fees payable accrue at the rate of $25,000 per month.  Consulting fees for the quarter ended February 28, 2010 totaling $75,000 have been approved by management and accrued.  Total accrued consulting fees earned by this firm as of February 28, 2010, are $300,000. In addition, commissions will be paid on debt or equity funding (i.e., private offerings) generated by the consulting firm, at a rate of ten percent (10%). At the time of the completion of the offering, the costs are charged against the capital raised.  Commissions earned during the quarter for raising capital totaling $2,000 were offset against proceeds received. Accrued commissions due at February 28, 2010 were $10,784. (See Note 5.)

NOTE 8 – INCOME TAXES

Prior to March 1, 2009, our executive offices and operations were located in British Columbia.  As such, we filed the appropriate foreign income tax returns for prior years.  For our fiscal year ended August 31, 2009, we have just filed a foreign tax return, U.S. Federal tax return and U.S. State tax return. We have identified our U.S. Federal tax returns as our “major” tax jurisdiction.  The Company has had losses to date, and therefore has paid no income taxes.

NOTE 9 – SUBSEQUENT EVENTS

There are no subsequent events to disclose.

Our subsequent events review was performed through March 18, 2010.

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

COMPANY HISTORY

Our Company

Sea 2 Sky Corporation (or “Sea 2 Sky”, the “Company”) is a development-stage company which intends to obtain sources of biomass supply streams and convert them into "green or alternative fuel energy" products in order to create sustainable and environmentally responsible alternative energy products from underutilized resources.

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

Sea 2 Sky is a development-stage renewable bio-energy company headquartered in Ferndale, Washington. The Company’s primary focus is to deliver alternative energy solutions to Fortune 1000 companies, government agencies and countries around the globe.  Sea 2 Sky is developing manufacturing and fulfillment processes to achieve this goal. The Company is continually seeking to secure the rights to large concentrations of biomass material (presently in North America), and is working to develop partnership relationships with creators of the most recent technologies in areas related to the torrefaction/carbonization process involved in the manufacturing of “Green Coal” and related energy products.

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

Over the past twelve (12) months (since Inception), the Company has further developed its working relationships with strategic resources related to biomass fiber procurement, torrefaction and carbonization technologies, and potential commercial end-users and distributors.  To assist in accomplishing this, Sea 2 Sky established a Global Advisory Board to consult with its board of directors and to provide valuable industry insight. On December 23, 2009, Sea 2 Sky announced the addition of David Lahaie to its Global Advisory Board.  David Lahaie of Evergreen Recycling Inc. based in Seattle, WA, brings a wealth of knowledge and innovative ideas to Sea 2 Sky. For the past 15 years, Mr. Lahaie has delivered turn-key sustainable solutions for byproducts of manufacturing industries, primarily through reallocation as an energy or raw materials resource. Mr. Lahaie earned a BS in Marine Engineering in 1981 and is the former manager of business development for Burlington Environmental, Inc. based in Seattle, WA. He was an engineer with the National Oceanic and Atmospheric Administration, responsible for engineering and support for oceanographic research projects staged throughout the pacific.

From December 2nd – 3rd, 2009, Sea 2 Sky attended the Bio-Power Technical Strategy Workshop sponsored by the U.S. Department of Energy (DOE). The workshop addressed issues such as the benefits and opportunities related to bio-power production, techno-economic hurdles, conversion technologies and processes, sustainability, and policies. The workshop brought together industry and other experts in the bio-power field to discuss key issues for expanding the use of bio-power in the United States, and the potential role of the Federal government.

Sea 2 Sky is in the process of identifying and evaluating several market opportunities and torrefaction technologies in Europe, Canada and the United States cumulating recently with a peer review of various torrefaction and market opportunities at the Bio-Power Technical Strategy Workshop sponsored by the Department of Energy Conference in Denver, Colorado.

After extensive analysis and discussions with industry leaders and government officials, Sea 2 Sky concluded that a market-standard must be set for the commercialization of torrefaction technology into operational plants. That standard must show that any adoptable technology must exhibit economic feasibility, proven construction methodology, proven technology tested by reputable independent sources, and demonstrable market and customer

On January 4, 2010, the Company announced that it is working towards an association with the University of North Dakota Energy & Environmental Research Center (EERC – http://www.undeerc.org) to produce a commercial torrefaction plant.  Sea 2 Sky entered into a non-legally binding understanding with EERC to obtain EERC’s assistance in Sea 2 Sky’s mandate and also to enable EERC to submit for and gain funding from the DOE to research and develop standards to:

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

On February 11, 2010, the Company accepted the resignations of David J. Siebenga, CEO and director; Doug Robertson, COO and director; and Henry James, Chairman.  These individuals determined that it was in the best interest of the Company and the Company’s shareholders to voluntary vacate these positions so that new directors and key leaders could be hired to carry out the Company’s business plan. Prior to resignation, each individual returned 8 million restricted shares common stock and allowed the Company to extinguish any and all accrued compensation due, without consideration. Immediately subsequent to these resignations, the Board appointed Erik Odeen, CFO, to assume the open position of CEO of the Company.  See Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2010.

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

At February 28, 2010, we had working capital deficit of $317,805, compared to working capital of $9,034 at February 28, 2009.  At February 28, 2010, our total assets consisted primarily of cash of $342; whereas at February 28, 2009, our total assets consisted of cash of $9,504, prepaid expenses of $2,512, net office equipment of $1,386, net computer equipment of $1,805, and net website development of $972.

At February 28, 2010, our accrued consulting fees and commissions totaled $310,784; our accounts payable balance was $7,363.

Cash on hand is currently our only source of liquidity.  We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future. Historically, we have funded our operations through financing activities consisting primarily of private placements of equity securities with existing shareholders and outside investors.   We plan to raise additional funds through joint venture partnerships, federal and state grants, or through future sales of our common stock, until such time as we are able to generate revenues from operations sufficient to meet our cost structure.  We did not recognize any revenues from operations during the three months ended February 28, 2010.

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

Results of Operations

For The Three Months Ended February 28, 2010 Compared To The Three Months Ended February 28, 2009.

We did not recognize any revenues from continuing operations during the three months ending February 28, 2010, or during the three months ending February 28, 2009.

For the three months ended February 28, 2010, operating expenses were $133,806 compared to $9,949 during the three months ended February 28, 2009.  The increase was due primarily to the employment of five new directors and officers, and engaging a consulting group to assist with raising capital as a result of the Company’s new business focus.  Operating expenses during the three months ended February 28, 2010, consisted of $39,671 in wages and fees related to our new directors hired in February 2009; $82,739 in professional fees; $4,500 in stock compensation expense for Advisory Board services received; amortization of $722; $2,038 of marketing expense; and office and administration costs of $4,138.  During the three months ended February 28, 2009, there were no wages or stock compensation expense; operating expenses consisted of professional fees of $4,360, amortization and depreciation of $3,376, and office and administration costs of $2,213.

During the three months ended February 28, 2010, we recognized a net loss of $133,806 compared to a net loss of $9,949 for the three months ended February 28, 2009.  The increase of $123,857 is due to an increase in the Company’s operational activities over the prior period as discussed above.

For The Six Months Ended February 28, 2010 Compared To The Six Months Ended February 28, 2009.

We did not recognize any revenues from continuing operations during the six months ending February 28, 2010, or during the six months ending February 28, 2009.  During the six months ending February 28, 2009, we recognized $1,165 in revenues from the prior travel agency business and corresponding cost of goods sold of $1,603, which was subsequently discontinued

For the six months ended February 28, 2010, operating expenses were $287,744 compared to $19,555 during the six months ended February 28, 2009.  The increase was due primarily to the employment of five new directors and officers, and engaging a consulting group to assist with raising capital as a result of the Company’s new business focus.  Operating expenses during the six months ended February 28, 2010, consisted of $89,174 in wages and fees related to our new directors hired in February 2009; $172,523 in professional fees; $8,000 in stock compensation expense for consulting and advisory services received; amortization of $805; $4,622 of marketing expense; and office and administration costs of $12,622.  During the six months ended February 28, 2009, operational expenses consisted of $742 in marketing, $11,338 in professional fees, $3,345 in office and administrative expenses and $4,130 in depreciation and amortization costs.

During the six months ended February 28, 2010, we recognized a net loss of $287,744 compared to a net loss of $19,735 for the six months ended February 28, 2009.  The increase of $268,009 is due to an increase in the Company’s operational activities over the prior period as discussed above.

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

Item 4.      Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer / Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive / Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our Chief Executive Officer / Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. A controls system cannot provide absolute assurance, however, that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

Item 4T.  Controls and Procedures

Our Chief Executive Officer / Chief Financial Officer are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

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

Our Chief Executive Officer / Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of February 28, 2010. In making this assessment, our Chief Executive Officer / Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer / Chief Financial Officer concluded that, as of February 28, 2010, our internal control over financial reporting was effective.

Changes in Internal Control over Financial Reporting.   On February 11, 2010, the Company accepted the resignations of the Chief Executive Officer, the Chief Operations Officer, and the Chairman of the board.  Effective with these resignations, the responsibility of internal control over financial reporting was vested in one individual, the Chief Financial Officer and newly elected Chief Executive Officer, until at which time new officers and directors are hired.  Other than these officer resignations, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Recent Sales of Unregistered Securities

On December 1, 2009, a subscription agreement was sold to one investor for 285,714 shares of common stock for $20,000.

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

Purchases of Equity Securities by the Issuer and Affiliate Purchases

There were none during the quarter ended February 28, 2010.

Item 3.      Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended February 28, 2010.

Item 4.      Submission of Matters to a Vote of Security Holders

There were no matters submitted for a vote of our security holders during the period ended February 28, 2010.

Item 5.      Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6.      Exhibits

 (a) Pursuant to Rule 601 of Regulation S-K, the following exhibits are included herein or incorporated by reference.

Exhibit Number	Description of Document
31.1	Rule 13a-14(a)/ 15d-14(a) Certification of Erik Odeen, Principal Executive and Financial Officers of the Company.
32.1	Certification Pursuant to 18 U.S.C. section 1350 of Erik Odeen, Principal Executive and Financial Officers of the Company.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 18th day of March, 2010.

SEA 2 SKY CORPORATION

Date: March 18, 2010	By:	/s/ Erik Odeen
Erik Odeen
Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, and Principal Accounting Officer