Form 10-Q
period 2010-05-31
SEA 2 SKY CORP
filed 2010-06-25
CIK 1381341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒                      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

OR

☐                      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number 333-138989

Sea 2 Sky Corporation

Nevada	98-0479847
State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification No.)

800 Fifth Street, Ste. 4100, Seattle, WA  98104
Registrant’s telephone number, including area code:  1 (877) 732-2759

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
Yes ☐    No ☒

Authorized share capital of the registrant: 225,000,000 common shares, par value of $0.001.   Number of shares issued and outstanding of the registrant’s class of common stock as of June 22, 2010:  80,453,239.  The Registrant has no non-voting stock.

PART I – FINANCIAL INFORMATION
         Item 1.    Financial Statements
SEA 2 SKY CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
BALANCE SHEETS

	May 31, 2010	August 31, 2009
	(Unaudited)	(Audited)
Assets:
Current assets:
Cash and cash equivalents	$15,695	$12,687
Prepaids	-	58
Total current assets	15,695	12,745

Property and equipment, net of accumulated depreciation of $1,000 and $194, respectively	-	805
Total assets	$15,695	$13,550

Liabilities and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$3,267	$22,844
Accrued payroll (Note 4)	100,000	51,783
Accrued liabilities – related party (Note 4)	-	39,333
Other accrued liabilities (Note 4)	-	168,008
Total liabilities	103,267	281,968

Commitments and contingencies (Note 7)	-	-

Shareholders’ deficit (Notes 5 and 6):
Common Stock, $0.001 par value:
225,000,000 shares authorized –80,453,239 and 80,629,311 shares issued and outstanding shares at May 31, 2010 and August 31, 2009, respectively	80,453	80,629
Additional paid-in capital	1,617,507	607,157
Accumulated other comprehensive income	2,499	2,499
Accumulated deficit	(1,788,031)	(958,703)
Total shareholders’ deficit	(87,572)	(268,418)
Total liabilities and shareholders' deficit	$15,695	$13,550

The accompanying notes are an integral part of these statements.

SEA 2 SKY CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months ended May 31, 2010		For the Three Months ended May 31, 2009		For the Nine months ended May 31, 2010		For the Nine months ended May 31, 2009	From March 1, 2009 (Inception) through May 31, 2010

Revenues:	$-		$-		$-		$-	$-

Operating expenses:
General and administrative, including stock-based compensation and extinguishments of $431,216, $89,177 for the three months ended May 31, 2010 and 2009, respectively; $439,216 and $89,177 for the nine months ended May 31, 2010 and 2009; and $836,190 for the period from March 1, 2009 to May 31, 2010. (Notes 5 and 6)	541,584		338,010		829,328		357,565	1,650,007
Total operating expenses	541,584		338,010		829,328		357,565	1,650,007

Loss from continuing operations	(541,584)		(338,010)		(829,328)		357,565)	(1,650,007)
Loss from discontinued operations	-		-		-		(180)	-
Net loss	$(541,584)		(338,010)		(829,328)		(357,745)	$(1,650,007)

Basic and diluted loss from continuing operations per common share	$-	*	$-	*	$-	*	$- *
Basic and diluted loss from discontinued operations per common share	$-	*	$-	*	$-	*	$- *
Weighted average common shares outstanding, basic and diluted	66,842,587		83,434,371		101,510,869		114,356,638

* Less than $(0.01) per share.

 The accompanying notes are an integral part of these statements.

SEA 2 SKY CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF CASHFLOWS
(Unaudited)

	For the Nine months ended May 31, 2010	For the Nine months ended May 31, 2009	From March 1, 2009 (inception) through May 31, 2010

Cash flows from operating activities:
Net loss	$(829,328)	$(357,745)	$(1,650,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	805	7,405	4,162
Stock-based compensation expense	72,000	89,177	468,977
Loss on extinguishment	359,216		359,216
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	58	274	2,512
(Decrease) Increase in accounts payable and accrued liabilities**	271,257	214,161	535,474
Net cash used in operating activities	(125,992)	(46,728)	(279,666)

Cash flows from investing activities:
Purchase of fixed assets	-	(1,000)	-
Net cash provided by investing activities	-	(1,000)	-

Cash flows from financing activities:
Proceeds from sale of common stock	139,500	136,293	310,233
Offering costs	(10,500)	-	(21,884)
Net cash provided by financing activities	129,000	136,293	288,349

Effect of exchange rate changes on cash	-	(3,087)	(2,492)

Net increase (decrease) in cash and cash equivalents	3,008	85,478	6,191

Cash and cash equivalents, beginning of period	12,687	36,465	9,504

Cash and cash equivalents, end of period	$15,695	$121,943	$15,695

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

Non-cash investing and financing activities:

Contributions of accrued wages	$89,173	$-	$89,173
Settlement of accrued liabilities, with common stock**	$360,784	$-	$360,784

**Note:	The apparent increase in accrued liabilities reflected above as of May 31, 2010 is caused by the non-cash settlement of $360,784 in accrued consulting fees and commissions. See Note 4.

The accompanying notes are an integral part of these statements.

SEA 2 SKY CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND BUSINESS

Sea 2 Sky Corporation (“Sea 2 Sky” or the “Company”) is a development-stage renewable bio-energy company headquartered in Seattle, Washington. The Company’s primary focus is to deliver alternative energy solutions globally to Fortune 1000 companies, Government agencies and Countries around the globe. Sea 2 Sky intends to manufacture torrified biomass and related energy products for industrial use in North America and Western Europe as a fuel and energy source. Sea 2 Sky plans to obtain and apply this torrefaction technology to increase the energy output in biomass products and to provide a coal-like product with significant environmental advantages. Torrefaction is a scientifically proven method for improving the properties of biomass as a fuel. The end result of torrified biomass is the formation of solid products that retain approximately 70% of their initial weight and 90% of the original energy content and can be co-fired in existing coal factories in pulverized coal boilers.

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

On May 12, 2010, the Company entered into a Letter of Intent (“LOI”) with ecoTECH Energy Group Canada Ltd. (“EEGI”), a Canadian federal corporation, to purchase shares of the common stock of the Company as part of a proposed acquisition of the Company.  The LOI provides for each party to perform due diligence investigations and if satisfied to enter into a definitive agreement.  Through the date of filing, there is no definitive agreement in place. At the present time, we cannot determine if the acquisition is probable of being completed.

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

Operating results for the nine-month period ended May 31, 2010, are not necessarily indicative of the results that may be expected for the full fiscal year ending August 31, 2010.

The accompanying condensed interim financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended August 31, 2009 included in our Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported periods. Actual results could materially differ from those estimates.

Income (Loss) per Common Share

The Company presents basic income (loss) per share (“EPS”) and diluted EPS on the face of the consolidated statement of operations. Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of May 31, 2010, the Company had 4,000,000 warrants to purchase shares of common stock.  For the EPS calculations referenced in this report, there were no differences between the basic and dilutive shares used for EPS calculations due to the exercise prices of the warrants being above the average fair market value of the Company’s common stock for the period.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 “Generally Accepted Accounting Principles” (formerly SFAS No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162). ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. ASC 105, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Company adopted ASC 105 during the three months ended November 30, 2009 with no impact to its financial statements, except for the changes related to the referencing of financial standards

In August 2009, the FASB issued ASU 2009-05, Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value. This update provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures – Overall, for the fair value measurement of liabilities. The guidance provided in this update is effective for the first reporting period beginning after issuance. The adoption of this statement has had no material effect on the Company’s financial condition or results of operations.

In January 2010, the Financial Accounting Standards Board (“FASB”) amended authoritative guidance for improving disclosures about fair-value measurements. The updated guidance requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The guidance became effective for interim and annual reporting periods beginning on or after December 15, 2009, with an exception for the disclosures of purchases, sales, issuances and settlements on the roll-forward of activity in Level 3 fair-value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on the consolidated financial statements.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has an accumulated deficit at May 31, 2010 of $1,788,031 and limited available capital.  The Company has incurred net losses from Inception of $1,650,007.  Net cash used in operating activities from Inception were $279,666. These matters raise substantial doubt about the Company’s ability to continue as a going concern.  In view of these matters,  realization  of  certain  of the  assets in the accompanying balance  sheet is  dependent  upon the  Company's  ability  to meet its financing  requirements,  raise additional capital,  and the success of its  future operations.  There is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure the eventual profitability of the Company.  Management believes that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:

	May 31, 2010	August 31, 2009

Accrued consulting fees	$-	$150,000
Accrued payroll	100,000	51,783
Accrued liabilities – related party	-	39,333
Accrued commissions	-	11,384
Accrued taxes	-	6,624
Total accrued liabilities	$100,000	$259,124

On February 11, 2010, accrued payroll and accrued liabilities totaling $135,856 due to four directors (three of which were also officers of the Company) were forgiven by these individuals for no consideration.  This was done with the understanding that after three of these directors resigned, the fourth director (and CFO) would remain with the Company as the new CEO to acquire a new business and executive team to carry out the current business plan.  Subsequently in May 2010, during negotiations regarding a proposed acquisition, the Company’s Board reconsidered the CEO’s accrued wages of $46,683, which had been previously recorded to equity at February 28, 2010, and reversed this transaction so as to reinstate this liability during the third quarter. At the time of this transaction the CEO was the sole member of the Board of Directors. The CEO’s current salary rate of $10,000 per month was approved retroactive to August 2009, resulting in a one-time true-up adjustment of $23,317.  As of May 31, 2010, accrued wages for the CEO totaled $100,000.  Total contributed services recorded as an increase in shareholders’ deficit for the nine months ended May 31, 2010 were $89,173.

On April 23, 2010, the Company settled accrued debt of $360,784 with a consulting firm with 20 million restricted shares of common stock (See Notes 5 and 7).

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

On May 28, 2010, the Board of Directors approved a stock award for the new CEO in recognition of achieving specific business plan objectives, and as stock compensation commensurate with the new title acquired in February.  The CEO was awarded 1,600,000 restricted shares common stock, for which the Company recorded $64,000 in stock compensation expense, based on the market’s closing price of $0.04 per share.

On March 26, 2010, a subscription agreement was sold to one investor totaling 400,000 shares for $20,000.

On April 23, 2010, the Company settled an outstanding debt of $360,784 with a consulting firm (see Note 7) with 20 million restricted shares common stock. The consulting firm, working under a three year contract with the Company, requested payment of accrued consulting fees and commissions earned during the past 12 months. Due to capital limitations, the Company suggested settlement via common stock as consideration.  The consulting firm agreed to settle for 20 million shares of the Company’s common stock.  On April 23, 2010, the Board accepted this offer and requested that the shares be issued to the Consulting group and its three assigned affiliates, as directed per their agreement.  The fair market value of the underlying stock (based on the market closing price of $0.04 per share less a de minimus discount for restrictions) was estimated to be $720,000, or $0.036 per share.  As a result, the Company recorded a loss on extinguishment of $359,216, the difference between the fair market value of the stock and the debt being extinguished. Subsequently, both parties agreed to terminate the consulting agreement.

On May 21, 2010, subscription agreements were sold to four (4) investors totaling 290,000 shares for $14,500.

NOTE 6 – COMMON STOCK WARRANTS

There are currently 4 million warrants outstanding held by a consulting group.  These warrants are fully vested, have an exercise price of $0.30 per share, and have a three-year term which expires April 24, 2012.  No other options or warrants are outstanding.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Professional Services Agreement

During prior fiscal year, the Company formalized an agreement with a consulting firm for services related to debt and equity capital raising and business development activities.  Under this three year agreement effective March 1, 2009, consulting fees payable accrue at the rate of $25,000 per month.  As discussed in Notes 4 and 5, in April 2010, both parties mutually agreed to terminate the contract, and settle the outstanding payables totaling $360,784 with 20 million shares common stock. During the quarter ended May 31, 2010, the Company incurred approximately $50,000 in consulting fees, which were approved by management and accrued, prior to the settlement in April 2010.

NOTE 8 – INCOME TAXES

Prior to March 1, 2009, our executive offices and operations were located in British Columbia.  As such, we filed the appropriate foreign income tax returns for prior years.  For our fiscal year ended August 31, 2009, we have filed a foreign tax return, U.S. Federal tax return and U.S. State tax return. We have identified our U.S. Federal tax returns as our “major” tax jurisdiction.  The Company has had losses to date, and therefore has paid no income taxes.

NOTE 9 – SUBSEQUENT EVENTS

Our subsequent events review was performed through June 24, 2010.  There are no subsequent events to disclose as a result of our review.

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

Sea 2 Sky is a development-stage renewable bio-energy company headquartered in Seattle, Washington. The Company’s primary focus is to deliver alternative energy solutions to Fortune 1000 companies, government agencies and countries around the globe.  Sea 2 Sky is developing manufacturing and fulfillment processes to achieve this goal. The Company is continually seeking to secure the rights to large concentrations of biomass material (presently in North America), and is working to develop partnership relationships with creators of the most recent technologies in areas related to the torrefaction/carbonization process involved in the manufacturing of “Green Coal” and related energy products.

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

Over the past fifteen (15) months (since Inception), the Company has further developed its working relationships with strategic resources related to biomass fiber procurement, torrefaction and carbonization technologies, and potential commercial end-users and distributors.   On February 11, 2010, the Company accepted the resignations of David J. Siebenga, CEO and director; Doug Robertson, COO and director; and Henry James, Chairman.  These individuals determined that it was in the best interest of the Company and the Company’s shareholders to voluntary vacate these positions so that new directors and key leaders could be hired to carry out the Company’s business plan. Prior to resignation, each individual returned 8 million restricted shares common stock and allowed the Company to extinguish any and all accrued compensation due, without consideration. Immediately subsequent to these resignations, the Board appointed Erik Odeen, CFO, to assume the open position of CEO of the Company.  See Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2010.

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

At May 31, 2010 and August 31, 2009, our total assets consisted primarily of cash of $15,695 and $12,687, respectively.

At May 31, 2010, our accounts payable balance was $3,267, and accrued payroll for our CEO was $100,000.

Cash on hand is currently our only source of liquidity.  We do not have any lending arrangements in place with banking or financial institutions and we do not anticipate that we will be able to secure these funding arrangements in the near future. Historically, we have funded our operations through financing activities consisting primarily of private placements of equity securities with existing shareholders and outside investors.   We plan to raise additional funds through joint venture partnerships, federal and state grants, or through future sales of our common stock, until such time as we are able to generate revenues from operations sufficient to meet our cost structure.  We did not recognize any revenues from operations during the three months ended May 31, 2010.

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

Results of Operations

For The Three Months Ended May 31, 2010 Compared To The Three Months Ended May 31, 2009.

We did not recognize any revenues from continuing operations during the three months ending May 31, 2010, or during the three months ending May 31, 2009, other than those related to the discontinued operations.

For the three months ended May 31, 2010, operating expenses were $541,584 compared to $338,010 during the three months ended May 31, 2009.  The increase of $203,574 was  a result of the loss on extinguishment of $359,216 included in operating activities, partially offset by reduced consulting fees and wages due to the resignations of directors outlined in Note 1 to the financial statements; and termination of the professional services contract outlined in Note 7 to the financial statements.  The increase was also offset by a reduction of approximately $17,000 in share-based compensation.  Operating expenses during the three months ended May 31, 2010, consisted of $53,317 in accrued wages and $64,000 in stock compensation related to our CEO; $56,844 in professional fees; $359,216 in loss on extinguishment of debt incurred by settling accrued consulting fees and commissions with common stock with a consulting firm (see Note 5); and marketing and office and administration costs of $8,207.  During the three months ended May 31, 2009, there were $132,342 in wages, fees, and stock compensation expense related to our five new directors hired in February 2009; $169,341 in professional fees and stock compensation expense realized for initial consulting services received during our development stage; amortization and depreciation of $3,275; and office and administration costs of $33,052.

For The Nine months Ended May 31, 2010 Compared To The Nine months Ended May 31, 2009.

We did not recognize any revenues from continuing operations during the nine months ending May 31, 2010, nor during the nine months ending May 31, 2009.

For the nine months ended May 31, 2010, operating expenses were $829,328 compared to $357,565 during the nine months ended May 31, 2009.  The increase of $471,763 was due primarily to the loss on extinguishment of accrued liabilities and the employment of five new directors and officers, and engaging a consulting group to assist with raising capital as a result of the Company’s new business focus.  Operating expenses during the nine months ended May 31, 2010, consisted of $208,328 in wages, fees and stock compensation related to our new directors hired in February 2009; $229,327 in professional fees; $8,000 in stock compensation expense for consulting and advisory services received; amortization of $805; $4,757 of marketing expense; office and administration costs of $18,895, and $359,216 in loss on extinguishment of accrued liabilities incurred by settling accrued consulting fees and commissions with common stock with a consulting firm (see Note 5).  During the nine months ended May 31, 2009, operational expenses consisted of $132,338 in wages and stock compensation expense related to our new five directors hired in February 2009; $169,341 in professional fees and stock compensation expense realized for initial consulting services received during our development stage; $48,481 in office an administrative expenses; and $7,405 in depreciation and amortization costs.

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

Our Chief Executive Officer / Chief Financial Officer evaluated the effectiveness of the Company's internal control over financial reporting as of May 31, 2010. In making this assessment, our Chief Executive Officer / Chief Financial Officer used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on this evaluation, Our Chief Executive Officer / Chief Financial Officer concluded that, as of May 31, 2010, our internal control over financial reporting was effective.

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

Recent Sales of Unregistered Securities

On March 26, 2010, a subscription agreement was sold to one investor totaling 400,000 shares for $20,000.

On May 21, 2010, subscription agreements were sold to four (4) investors totaling 290,000 shares for $14,500.

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

Purchases of Equity Securities by the Issuer and Affiliate Purchases

There were none during the quarter ended May 31, 2010.

Item 3.      Defaults upon Senior Securities

There were no defaults upon senior securities during the period ended May 31, 2010.

Item 4.      Submission of Matters to a Vote of Security Holders

There were no matters submitted for a vote of our security holders during the period ended May 31, 2010.

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

SEA 2 SKY CORPORATION

Date: June 24, 2010	By:	/s/ Erik Odeen
Erik Odeen
Chief Executive Officer, Chief Financial Officer, Principal Executive Officer, and Principal Accounting Officer