Form 10-K
period 2010-08-31
SEA 2 SKY CORP
filed 2010-11-22
CIK 1381341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2010

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

As of November 22, 2010, the registrant had 191,189,478 shares of its common stock issued and outstanding. The aggregate market value of the common stock held by non-affiliates of the Registrant, computed by reference to the $0.31 closing price as of November 19, 2010, was approximately $59,269,000

Authorized share capital of the registrant: 225,000,000 common shares, par value of $0.001.  The Registrant has no non-voting stock.

Documents incorporated by reference:  None

TABLE OF CONTENTS

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

On February 11, 2010, the Company accepted the resignations of David J. Siebenga, CEO and director; Doug Robertson, COO and director; and Henry James, Chairman.  These individuals determined that it was in the best interest of the Company and the Company’s shareholders to voluntary vacate these positions so that new directors and key leaders could be hired to carry out the Company’s business plan. Upon resignation, each individual returned eight (8) million restricted shares of common stock to the Company treasury, without consideration, for a total of 24 million shares returned.  Furthermore, any and all accrued compensation and expenses due these individuals was forgiven. Immediately subsequent to these resignations, the Board appointed Erik Odeen, CFO, to assume the open position of CEO of the Company.  See Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2010.

On November 9, 2010, Sea 2 Sky Corporation (the “Company” or “Sea 2 Sky”) entered into a Plan of Merger and Reorganization Agreement (“Merger Agreement”), whereby it has acquired 100% of the outstanding equity interests of ecoTECH Energy Group (Canada), Inc. through the issuance of 110,606,239 shares of the Company’s common stock.  Upon completion of the merger on November 12, 2010, ecoTECH became a wholly-owned subsidiary of the Company; however, due to the exchange of common stock shares, ecoTECH assumed control of the Company.

The Company's fiscal year end is August 31st; however, we changed our year end to December 31 upon the completion of the acquisition of EEGI.

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

LIMITED OPERATING HISTORY

To date we have generated limited financial information, no revenues and we have not demonstrated that we will be able to commence our business through an investment in our product line and/or marketing efforts. We cannot guarantee that our business plan as described in this annual report will be successful. Our business is subject to risks inherent in growing an enterprise, including limited capital resources and possible rejection of our new products and/or sales methods.

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

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

SINCE INCEPTION, WE HAVE HAD LIMITED OPERATIONS AND HAVE INCURRED NET LOSSES OF $1,704,127 AND WE NEED ADDITIONAL CAPITAL TO EXECUTE OUR BUSINESS PLAN.

We have had limited operations and have incurred net losses of $1,704,127 for the period from March 1, 2009 (Inception) through August 31, 2010. We have not yet generated revenues from continuing operations, as we are still in development stage. We have yet to begin biomass energy production or construction of biomass energy producing plants. Since the change in business focus on March 1, 2009, we have been engaged in organizational activities, including developing a strategic operating plan, negotiating long-term agreements biomass feedstock, evaluating different torrefaction technologies and developing a partnership plan with one particular company, searching for land sites appropriate for building our production plants, entering into contracts, assessing personnel needs, and raising private capital. Our continued existence is dependent upon our ability to obtain additional debt and/or equity financing. We estimate the total cost including contingencies to be approximately $100 million for our first plant.  We plan to raise additional funds through project financings, grants and/or loan guarantees, or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance we will be successful in raising additional capital or achieving profitable operations. At times, our Board of Directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. These actions will result in dilution of the ownership interests of existing shareholders may further dilute common stock book value, and that dilution may be material.

THE COMPANY WILL NEED ADDITIONAL FINANCING FOR WHICH SEA 2 SKY HAS NO COMMITMENTS, AND THIS MAY JEOPARDIZE EXECUTION OF THE COMPANY’S BUSINESS PLAN.

Sea 2 Sky has limited funds, and such funds may not be adequate to carry out the business plan in the energy business.  The Company’s ultimate success depends upon its ability to raise additional capital.  The Company has not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing.  If the Company needs additional capital, it has no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to the Company.  If not available, the Company’s operations will be limited to those that can be financed with its modest capital.

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

Our business plan depends on the completion of multiple torrefaction plants. Although each facility will have specific funding requirements, our proposed first plant will require approximately $100 million to fund. We will be relying on additional financing, and also funding from such sources as Federal and State grants and loan guarantee programs.  We are currently in discussions with potential sources of financing but no definitive agreements are in place. If we cannot achieve the requisite financing or complete the plants as anticipated, this could adversely affect our business, the results of our operations, prospects and financial condition.

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

It may be time consuming, difficult and costly for us to develop and implement the additional internal controls, processes and reporting procedures required by the Sarbanes-Oxley Act. If we are unable to comply with these requirements of the Sarbanes-Oxley Act, we may not be able to sustain proper controls during times of change or growth.

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

YOU COULD BE DILUTED FROM THE ISSUANCE OF ADDITIONAL COMMON STOCK.

As of August 31, 2010, we had 80,503,239 shares of common stock outstanding and no shares of preferred stock outstanding.  We are authorized to issue up to 225,000,000 shares of common stock. To the extent of such authorization, our Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Directors may consider sufficient. The issuance of additional common stock in the future may reduce your proportionate ownership and voting power.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Sea 2 Sky is headquartered in Seattle, Washington.  The Company has a month-to-month rental agreement for the space occupied.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings nor do we have any knowledge of any threatened litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

No matters were submitted to a vote of security holders during the fiscal year ended August 31, 2010.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information and Holders of Our Common Stock

Sea 2 Sky’s common stock is listed on the OTCBB under the symbol “SSKY.”  The Company has authorized 225,000,000 shares of common stock with a par value of $.001, and no preferred stock. On December 28, 2008, the Company announced a 30-1 forward stock split which has been reflected for all periods throughout this Form 10-K.  As of August 31, 2010 and 2009, the Company had issued and outstanding common stock totaling 80,503,240 and 80,629,311, respectively.  On February 11, 2010, three of the Company’s directors resigned from the company and returned 24,000,000 shares common stock to the Company treasury for no consideration.  The following table sets forth, for the periods indicated, the high and low sale prices, as reported on the OTCBB.  There have been no cash dividends paid since inception.

	Sale Prices
	High	Low
Fiscal Year Ended August 31, 2010
First Quarter	$0.12	$0.05
Second Quarter	0.08	0.05
Third Quarter	0.09	0.04
Fourth Quarter	0.15	0.06
Fiscal Year Ended August 31, 2009
First Quarter	$0.00	$0.00
Second Quarter	-	-
Third Quarter	0.64	0.55
Fourth Quarter	0.65	0.07
Note: all prices have been adjusted to account for the 30-1 split

Holders

As of November 22, 2010, after giving effect to the acquisition of ecoTECH Energy Group (Canada) Inc., there were 173 active holders of record of our common stock and 191,189,478 shares issued and outstanding.

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

UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Recent Sales of Unregistered Securities

During September 2009, subscription agreements were sold to five accredited investors totaling 712,500 shares of common stock for $0.08 per share for total cash proceeds of $57,000.

During November and December 2009, subscription agreements were sold to one accredited investors totaling 571,428 shares of common stock for $0.07 per share for total cash proceeds of $40,000.

During November 2009, subscription agreements were sold to one accredited investors totaling 100,000 shares of common stock for $0.07per share for total cash proceeds of $8,000.

During March 2010, subscription agreements were sold to one accredited investors totaling 400,000 shares of common stock for $0.05 per share for total cash proceeds of $20,000.

During May 2010, subscription agreements were sold to four accredited investors totaling 290,000 shares of common stock for $0.05 per share for total cash proceeds of $14,500.

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

None

Securities Authorized for Issuance under Equity Compensation Plans

We do not have any equity compensation plans and accordingly we have no securities authorized for issuance thereunder.

Purchases of Equity Securities by the Registrant and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during the year ended August 31, 2010.

ITEM 6. SELECTED FINANCIAL DATA

The following selected financial data should be read together with "Item 7. Management's Discussion and Analysis of Financial Conditions and Results of Operations" and our financial statements and the accompanying notes thereto included elsewhere in this Annual Report on Form 10-K.  Note: the financial data below has been adjusted for operations discontinued during February 2009.

			From Inception
	Year Ended	Year Ended	(March 1, 2009)
	August 31,	August 31,	to
	2010	2009	August 31, 2010
Revenues	$-	$-	$-

Net Loss from Continuing Operations	(883,448)	(857,212)	(1,704,127)
Net Loss from Discontinued Operations	-	(180)	-

Net cash provided by financing activities	129,000	159,349	288,349

Net cash used in investing activities	-	(998)	-

Net cash used in operating activities	(136,149)	(179,101)	(289,823)

Cash on hand	5,538	12,687	N/A

Net loss per basic and diluted shares - continuing operations	(0.01)	(0.00)	N/A

Weighted average number of common shares outstanding:
Basic and Diluted	76,495,039	106,610,176	N/A

Stockholders’ deficit	$(135,692)	$(268,418)	N/A

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

The following discussion of the plan of operations, financial condition, results of operations, cash flows and changes in financial position of our Company should be read in conjunction with our most recent financial statements and notes appearing elsewhere in this Form 10-K, in our previously filed Forms 10-Q, and in our prior year’s Form 10-K filed on December 8, 2009.

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

Over the past eighteen (18) months (since Inception), the Company has further developed its working relationships with strategic resources related to biomass fiber procurement, torrefaction and carbonization technologies, and potential commercial end-users and distributors.   On February 11, 2010, the Company accepted the resignations of David J. Siebenga, CEO and director; Doug Robertson, COO and director; and Henry James, Chairman.  These individuals determined that it was in the best interest of the Company and the Company’s shareholders to voluntary vacate these positions so that new directors and key leaders could be hired to carry out the Company’s business plan. Prior to resignation, each individual returned 8 million restricted shares common stock and allowed the Company to extinguish any and all accrued compensation due, without consideration. Immediately subsequent to these resignations, the Board appointed Erik Odeen, CFO, to assume the open position of CEO of the Company.  See Current Report on Form 8-K filed with the Securities and Exchange Commission on February 15, 2010.

New Plan of Operations

On November 9, 2010, Sea 2 Sky Corporation (the “Company” or “Sea 2 Sky”) entered into a Plan of Merger and Reorganization Agreement (“Merger Agreement”), whereby it has acquired 100% of outstanding equity interests of ecoTECH Energy Group (Canada), Inc. through the issuance of 110,606,239 shares of the Company’s common stock. Upon completion of the merger on November 12, 2010, ecoTECH became a wholly-owned subsidiary of the Company; however, due to the exchange of common stock shares, ecoTECH assumed control of the Company.
The Company’s fiscal year end is August 31st; however, we changed our year end to December 31 upon the completion of the acquisition of EEGI.
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

Our business will encompass development activities culminating in the construction and long-term operation of biomass energy production plants.  As such, we are currently in the stage of finding suitable locations, securing proper financing for building plants, and deploying project opportunities for converting woody biomass feedstock into torrefied  bio-energy products such as electricity via gasification process, activated carbon, and “green coal” via pelletization process.  As we build these plants, we intend to increase our number of employees appropriately.

RESULTS OF OPERATIONS

We have not generated revenues from our renewable energy operations since Inception and have incurred $1,704,127 in related expenses through August 31, 2010.

Discontinued Operations

The Company’s decision to discontinue the operations of its travel business resulted in all financial data pertaining directly to the operations relative to that business to be collapsed with the net amount reported separately from the continuing operations.  This collapsing effect was used to restate the financials for all periods presented.  For the year ended August 31, 2009, losses from discontinued operations were $180.  There were no such losses for the year ended August 31, 2010 or for the period from Inception to August 31, 2010.  Loss from discontinued operations per weighted average share for the years ended August 31, 2010 and August 31, 2009 were $(0.01) and $(0.00), respectively.

Operating and General & Administrative Expenses

Operating expenses consisting of professional fees of $234,624; salaries expense of $184,827; stock compensation expense of $78,000; office and administrative expenses of $26,781; and loss on extinguishment of debt of $359,216 for the year ended August 31, 2010.  Total general and administrative expenses for fiscal 2010 were $883,448.

Operating expenses consisting of stock-compensation expenses of $396,977 for external consultants; consulting expenses of $155,857; payroll and directors’ consulting fees totaling $205,007; travel expenses of $30,318; professional fees of $32,693; and other general administrative expenses totaling $857,212 for the year ended August 31, 2009.

Although the total general and administrative costs were similar for the two fiscal years, the expenses making up those amounts are different.  In fiscal 2010, the Company incurred a loss of $359,216 for the termination of a liability and commitment as disclosed in Note 5 and 7 to the accompanying financial statements.  Such cost was unique to fiscal 2010.  Likewise, in fiscal 2010, stock-based compensation was significantly less ($318,977) compared to fiscal 2009, due to the amount of shares issued to consultants and employees for services and the stock price during the time of issuance.  Salaries expense was down in fiscal 2010 from fiscal 2009 due to the resignation of officers.

Net Losses

Net losses from continuing operations were $883,448 for the year ended August 31, 2010, compared to $857,212 for the year ended August 31, 2009.  Loss from continuing operations per common share was $0.01 and $0.00 for the years ended August 31, 2010 and 2009, respectively.

Income Taxes

The Company does not anticipate having to pay income taxes in the upcoming years due to our absence of net profits.

CAPITAL AND LIQUIDITY

The following table provides selected financial data about our Company for the years ended August 31, 2010 and 2009, respectively.

Balance Sheet Data	August 31, 2010	August 31, 2009

Cash	$5,538	$12,687

Total Current Assets	5,538	12,745

Total Assets	5,538	13,550

Total Liabilities	141,230	281,968

Stockholders' Deficit	(135,692)	(268,418)

As of August 31, 2010 and 2009, we had total current assets of $5,538 and $12,745, respectively, and total current liabilities of $141,230 and $281,968, respectively.

During the years ended August 31, 2010 and 2009, the Company received $129,000 and $159,349, respectively in net cash from the sale of its common stock. These proceeds are being used for operating and general and administrative expenses to sustain the Company through its development stage until it establishes profitable operations or receives cash from the issuance of additional common stock.

We had cash on hand of $5,538 and $12,687 as of August 31, 2010 and 2009, respectively.

To the extent we are unable to meet our operating expenses, we may borrow funds from our current management or other affiliates, or we may attempt to raise capital from private individuals or institutional investment equity funds. Future sales, if any, that exceed operating expenses and debt repayments will be used to expand operations.

We have developed a plan of operations reflecting our objectives and anticipated growth for the next 12 months and beyond. In our plan, we identify our cash requirements, our anticipated operating and product development projections, and our required staffing and additional funding requirements to fulfill our business objectives.

Net cash used in operating activities of $136,149 and $179,101 for the years ended August 31, 2010 and 2009, represents wages paid to employees, fees paid for accounting and legal related services, and fees paid to consultants for services rendered and travel expense reimbursement.

Net cash used in operating activities was zero and $998 for the years ended August 31, 2010 and 2009, respectively.

Net cash provided by financing activities of $129,000 and $159,349 during the years ended August 31, 2010 and 2009, represents cash raised through the sales of common stock subscription agreements during the year, net of commissions paid to a consulting firm for raising these funds of $10,500 and $11,384, respectively.

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

We review our estimates on an on-going basis, including those related to project development, income taxes, and stock-based compensation. We base our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result.

We believe the following critical accounting policies involve our more significant judgments and estimates used in the preparation of our financial statements.

Project Development

Project development costs are either expensed or capitalized. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be classified as property and equipment and depreciated over their estimated useful lives. To date, project development costs include the general and administrative expenses related to securing fiber agreements, technology, and our future production facilities.  During the twelve months ended August 31, 2010 and 2009, we expensed all such development-stage costs which were minimal.

Accounting for Employee and Director Stock-Based Compensation

The Company accounts for stock options issued to employees and directors under Accounting Codification Standards (“ASC”) 718 – Compensation – Stock Compensation (“ASC 718”). Under ASC 718 share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite vesting period.  We consider our assumptions to be an important aspect of properly recording compensation.  No compensation, once recorded, is reversed.

Accounting for Non-Employee Stock-Based Compensation

We measure compensation expense for its non-employee stock-based compensation under ASC 505 – Equity (“ASC 505”). The fair value of the option issued or expected to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of our common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. In the case of the issuance of stock options, we determine the fair value using the Black-Scholes option pricing model. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.  We consider our assumptions to be an important aspect of properly recording compensation.  No compensation, once recorded, is reversed.

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

SEA 2 SKY CORPORATION
(A Development Stage Company)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

PAGE	F-2	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-3	BALANCE SHEETS AS OF AUGUST 31, 2010 AND 2009.

PAGE	F-4	STATEMENTS OF OPERATIONS FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009 AND FOR THE PERIOD FROM MARCH 1, 2009 (INCEPTION) TO AUGUST 31, 2010.

PAGE	F-5	STATEMENTS OF STOCKHOLDERS’DEFICIT FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009.

PAGE	F-6	STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED AUGUST 31, 2010 AND 2009, AND FOR THE PERIOD FROM MARCH 1, 2009 (INCEPTION) TO AUGUST 31, 2010.

PAGES	F-7 - F-14	NOTES TO FINANCIAL STATEMENTS

SEA 2 SKY CORPORATION
(A DEVELOPMENT-STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Directors and Shareholders of Sea 2 Sky Corporation

We have audited the accompanying balance sheets of Sea 2 Sky Corporation, a development-stage company (the "Company") as of August 31, 2010 and 2009, and the related statements of operations, stockholders' deficit, and cash flows the years then ended and for the period from March 1, 2009 (“Inception”) to August 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting as of August 31, 2010 and 2009. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sea 2 Sky Corporation as of August 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended and the period from Inception to August 31, 2010, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 of the financial statements, the Company has incurred losses, has used cash in operating activities has a working-capital deficit and required additional capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also discussed in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ dbbmckennon

Newport Beach, California
November 22, 2010

PART I – FINANCIAL INFORMATION
         Item 1.    Financial Statements

SEA 2 SKY CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
BALANCE SHEETS

	August 31, 2010	August 31, 2009

Assets:
Current assets:
Cash and cash equivalents	$5,538	$12,687
Prepaids	-	58
Total current assets	5,538	12,745

Property and equipment, net of accumulated depreciation of $1,000 and $195, respectively	-	805
Total assets	$5,538	$13,550

Liabilities and Stockholders’ Deficit:
Current liabilities:
Accounts payable	$851	$22,844
Accrued payroll (Note 4)	130,000	51,783
Accrued liabilities – related party (Note 4)	-	39,333
Other accrued liabilities (Note 4)	10,379	168,008
Total liabilities	141,230	281,968

Commitments and contingencies (Note 7)	-	-

Stockholders’ deficit (Notes 5 and 6):
Common Stock, $0.001 par value:
225,000,000 shares authorized – 80,503,239 and 80,629,311 shares issued and outstanding shares at August 31, 2010 and August 31, 2009, respectively	80,503	80,629
Additional paid-in capital	1,623,457	607,157
Accumulated other comprehensive income	2,499	2,499
Deficit accumulated during the development stage	(1,842,151)	(958,703)
Total stockholders’ deficit	(135,692)	(268,418)
Total liabilities and stockholders' deficit	$5,538	$13,550

The accompanying notes are an integral part of these statements.

SEA 2 SKY CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Year ended August 31, 2010	For the Year ended August 31, 2009	From March 1, 2009 (Inception) through August 31, 2010

Revenues:	$-	$-	$-
Operating expenses:
General and administrative, including stock-based compensation of $78,000 and $396,977 for the year ended August 31, 2010 and 2009; and $474,977 for the period from March 1, 2009 to August 31, 2010. (Notes 5 and 6)	$883,448	$857,212	$1,704,127
Total operating expenses	883,448	857,212	1,704,127

Loss from continuing operations	(883,448)	(857,212)	(1,704,127)
Loss from discontinued operations	-	(180)	-
Net loss	$(883,448)	$(857,392)	$(1,704,127)

Basic and diluted loss from continuing operations per common share	$0.01	$- *
Basic and diluted loss from discontinued operations per common share	$- *	$- *
Weighted average common shares outstanding, basic and diluted	76,495,039	106,610,176

* Less than $(0.01) per share.

The accompanying notes are an integral part of these statements.

SEA 2 SKY CORPORATION
(A DEVELOPMENT-STAGE COMPANY)

STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Comprehensive Income	Total

Balance, August 31, 2008	131,400,000	$131,400	$-	$(101,311)	$5,587	$35,676
Foreign currency translation adj	-	-	-	-	(2,744)	(2,744)
February 24, 2009 -Shares returned to treasury	(48,000,000)	(48,000)	48,000	-	-	-
Inception (March 1, 2009, see Note 1):
Stock based compensation – Consultants	-	-	89,177	-	-	89,177
Sale of Stock for cash during April and May 2009 at $0.30 per share	454,311	454	135,839	-	-	136,293
Foreign currency translation adjustment	-	-	-	-	(344)	(344)
Sale of Stock for cash during June 2009 at $0.30 per share	75,000	75	22,425	-	-	22,500
August 17, 2009 -Shares returned to treasury	(21,000,000)	(21,000)	21,000	-	-	-
Stock issued to Directors/Officers	13,500,000	13,500	(13,500)	-	-	-
Stock based compensation – Consultants on August 17, 2009 at $0.076 per share	4,050,000	4,050	303,750	-	-	307,800
Sale of Stock for cash on August 28, 2009 at $0.08 per share to related party	75,000	75	5,925	-	-	6,000
Sale of Stock for cash on August 28, 2009 at $0.08 per share	75,000	75	5,925	-	-	6,000
Offering costs related to capital raise	-	-	(11,384)	-	-	(11,384)
Net loss for year ended August 31, 2009	-	-	-	(857,392)	-	(857,392)
Balance, August 31, 2009	80,629,311	80,629	607,157	(958,703)	2,499	(268,418)

Stock based compensation - Consultants:
September 10, 2009 at $0.07 per share	50,000	50	3,450	-	-	3,500
January 23, 2010 at $0.045 per share	100,000	100	4,400	-	-	4,500
July 29, 2010 at $0.12 per share	50,000	50	5,950	-	-	6,000
						-
February 24, 2009 -Shares returned to treasury	(24,000,000)	(24,000)	24,000	-	-	-
Shares issued for extinguishment of liability and termination of agreement on April 23, 2010	20,000,000	20,000	700,000	-	-	720,000
Contributed services by officers/directors	-	-	89,174	-	-	89,174
Stock based compensation - Director/Officer on May 28, 2010 at $0.04 per share	1,600,000	1,600	62,400	-	-	64,000
Sale of Stock:
September 2009 at $0.08	712,500	712	56,288	-	-	57,000
November 20, 2009 at $0.07	285,714	286	19,714	-	-	20,000
November 30, 2009 at $0.08	100,000	100	7,900	-	-	8,000
December 1, 2009 at $0.07	285,714	286	19,714	-	-	20,000
March 26, 2010 at $0.05	400,000	400	19,600	-	-	20,000
May 2010 at $0.05	290,000	290	14,210	-	-	14,500
Offering costs related to capital raise	-	-	(10,500)	-	-	(10,500)
Net loss for year ended August 31, 2010	-	-	-	(883,448)	-	(883,448)
Balance, August 31, 2010	80,503,239	$80,503	$1,623,457	$(1,842,151)	$2,499	$(135,692)

The accompanying notes are an integral part of these statements.

SEA 2 SKY CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
STATEMENTS OF CASHFLOWS

	For the Year ended August 31, 2010	For the Year ended August 31, 2009	From March 1, 2009 (inception) through August 31, 2010

Cash flows from operating activities:
Net loss	$(883,448)	$(857,392)	$(1,704,127)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	805	7,486	4,162
Stock-based compensation expense	78,000	396,977	474,977
Loss on extinguishment	359,216	-	359,216
Changes in operating assets and liabilities:
Prepaid expenses	58	359	2,512
Accounts payable and accrued liabilities	309,220	273,469	573,437
Net cash used in operating activities	(136,149)	(179,101)	(289,823)
Cash flows from investing activities:
Purchase of property and equipment	-	(998)	-
Net cash used in by investing activities	-	(998)	-

Cash flows from financing activities:
Proceeds from sale of common stock	139,500	170,733	310,233
Offering costs	(10,500)	(11,384)	(21,884)
Net cash provided by financing activities	129,000	159,349	288,349

Effect of exchange rate changes on cash	-	(3,028)	(2,492)

Net decrease in cash and cash equivalents	(7,149)	(23,778)	(3,966)

Cash and cash equivalents, beginning of year	12,687	36,465	9,504

Cash and cash equivalents, end of year	$5,538	$12,687	$5,538

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-
Non-cash investing and financing activities:
Contributions of accrued wages	$89,174	$-	$89,173
Settlement of accrued liabilities, with common stock	$360,784	$-	$360,784

The accompanying notes are an integral part of these statements.

SEA 2 SKY CORPORATION
(A DEVELOPMENT-STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS

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

On November 9, 2010, Sea 2 Sky entered into a Plan of Merger and Reorganization Agreement (“Merger Agreement”), whereby it has acquired 100% of the outstanding equity interests of ecoTECH Energy Group (Canada), Inc. (“ecoTECH”) through the issuance of 110,606,239 shares of the Company’s common stock.  Upon completion of the merger on November 12, 2010, ecoTECH became a wholly-owned subsidiary of the Company; however, due to the exchange of common stock shares, ecoTECH assumed control of the Company.

The Company's fiscal year end is August 31st; however, we changed our year end to December 31 upon the completion of the acquisition of EEGI.

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

Income (Loss) per Common Share

The Company presents basic income (loss) per share (“EPS”) and diluted EPS on the face of the statement of operations. Basic income (loss) per share is computed as net income (loss) divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. As of August 31, 2010, the Company had 4,000,000 warrants to purchase shares of common stock.  For the EPS calculations referenced in this report, there were no differences between the basic and dilutive shares used for EPS calculations due to the exercise prices of the warrants being above the average fair market value of the Company’s common stock for the period.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, cash in banks and cash equivalents, which are highly liquid investment instruments with original maturities of less than 90 days.

Development-Stage Company

On or around March 1, 2009, the Company abandoned its previous travel agency business and entered into the development stage with its intended new business, which currently has no revenues.  Management expects to sustain losses from operations until such time it can generate sufficient revenues to meet its anticipated cost structure.  The Company is considered a development-stage company in accordance with Accounting Codification Standards (“ASC”) 915 – Development Stage Entities formerly the Statement of Financial Accounting Standards No. 7 “Accounting and Reporting by Development-Stage Enterprises”.  A development-stage enterprise is one in which planned principal operations have not commenced or if its operations have commenced, there has been no significant revenues there from.

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

Concentrations of Credit Risk

The Company maintains its cash account in a commercial bank. The total cash balances held in a commercial bank are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000, although on January 1, 2014 this amount is scheduled to return to $100,000 per depositor, per insured bank. At times, the Company may have cash deposits in excess of federally insured limits.

Fair Value of Financial Instruments

The fair value of financial instruments approximated their carrying values at August 31, 2010 and 2009. The financial instruments consist of cash, accounts payable, and accrued liabilities.

On September 1, 2009, the Company adopted ASC 820 (“ASC 820”) Fair Value Measurements and Disclosures.  The Company did not record an adjustment to retained earnings as a result of the adoption of the guidance for fair value measurements, and the adoption did not have a material effect on the Company’s results of operations.

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of August 31, 2010 and 2009, the Company did not have any level 1, 2, or 3 assets or liabilities.

Stock-Based Payments

The Company accounts for stock options issued to employees and directors under ASC 718 – Compensation-Stock Compensation. Under ASC 718, share-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite vesting period.  No stock options are currently outstanding.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505 – Equity. The fair value of the option issued or committed to be issued is used to measure the transaction, as this is more reliable than the fair value of the services received. The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to additional paid-in capital.

Comprehensive Income (Loss)

The Company has adopted ASC 220 – Comprehensive Income.  SFAS 130 requires that the components and total amounts of comprehensive income be displayed in the financial statements.  Comprehensive income includes net income and all changes in equity during a period that arises from non-owner sources, such as foreign currency items and unrealized gains and losses on certain investments in equity securities. During fiscal 2010 US dollars were both the Company’s functional and reporting currency.

Recent Accounting Pronouncements

In June 2009, the FASB issued ASC 105 “Generally Accepted Accounting Principles” (formerly SFAS No. 168 The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162). ASC 105 establishes the FASB Accounting Standards Codification as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. ASC 105, which changes the referencing of financial standards, is effective for interim or annual financial periods ending after September 15, 2009. The Company adopted ASC 105 during the three months ended November 30, 2009 with no impact to its financial statements, except for the changes related to the referencing of financial standards

In January 2010, the FASB amended authoritative guidance for improving disclosures about fair-value measurements. The updated guidance requires new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance also clarified existing fair-value measurement disclosure guidance about the level of disaggregation, inputs, and valuation techniques. The guidance became effective for interim and annual reporting periods beginning on or after December 15, 2009, with an exception for the disclosures of purchases, sales, issuances and settlements on the roll-forward of activity in Level 3 fair-value measurements. Those disclosures will be effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company does not expect that the adoption of this guidance will have a material impact on the financial statements.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.   The Company incurred net losses and net cash used in operating activities from Inception of $1,704,127 and $289,823, respectively. The Company needs capital to meet its anticipated operating needs, as well as construction of its first plant.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  Company management plans to raise additional capital, and recently signed a letter of intent (“LOI”) with another company to purchase all issued and outstanding shares of that company, in hopes of acquiring the necessary elements to proceed with its current business plan. The merger, if successfully completed, might give the Company solid basis for attracting the investment community and capital markets.  However, there is no assurance that future capital raising plans will be successful in obtaining sufficient funds to assure the eventual profitability of the Company.  Management believes that actions planned and presently being taken will provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:	August 31, 2010	August 31, 2009
Accrued consulting fees	$-	$150,000
Accrued commissions	-	11,384
Accrued taxes	10,379	6,624
Total accrued liabilities	$10,379	$168,008

On February 11, 2010, three of the Company’s directors resigned, and the fourth director (and CFO) remained with the Company as the new CEO in order to acquire a new business and executive team to carry out the current business plan.  Upon resignation from the Company, these directors voluntarily forgave accrued wages and expenses totaling $89,174, which in turn was recorded to equity as contributed services.  The new CEO’s salary accrues at a rate of $10,000 per month; as of August 31, 2010, accrued salary for the CEO was $130,000 as disclosed on the accompanying balance sheet.

On April 23, 2010, the Company settled accrued consulting fees of $360,784 with a consulting firm with 20 million restricted shares of common stock (See Notes 5 and 7).

NOTE 5 – COMMON STOCK

On February 10, 2009, our Articles of Incorporation were amended to change the aggregate number of shares which we have authority to issue 225 million shares of common stock, par value $0.001 per share.

Share transactions during reorganization

On December 30, 2008, our Board of Directors authorized a 30-for-1 forward stock split of our $0.001 par value common stock.  This share dividend became effective February 17, 2009. As a result of the forward stock split, 127,020,000 additional shares were issued.   Capital and additional paid-in capital have been adjusted accordingly.   When adjusting retroactively at August 31, 2008, there was a $24,187 shortage of additional paid-in-capital; thus an adjustment to retained earnings was booked to the opening balance at November 16, 2005. The financial statements contained herein reflect the appropriate values for capital stock and accumulated deficit. All references in the accompanying financial statements to the number of common shares and per share amounts have been retroactively restated to reflect the forward stock split.

On February 10, 2009, our Board of Directors authorized the cancellation of 48 million post forward-split common shares.  These restricted shares were owned by the now former Chief Finanical Officer, Mr. Dennis Cox, and were cancelled for no consideration at his request. This became effective February 24, 2009.

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

At the time, the New Directors brought a business plan reflecting a viable business in the renewable alternative energy industry, which meets a large and timely demand.  The directors possessed the industry knowledge and relative experience. As a result of these factors, a change of control was recognized, which triggered recapitalization accounting.  Since there were no assets or outstanding liabilities contributed at the time of the change of control, the shares were valued at par.  The assets and liabilities of the Company and the date of the change in control continued to be reported at historical costs which represented fair value.

On August 17, 2009, as a result of the former President/CEO’s resignation, David Siebenga transferred 13,500,000 restricted shares common stock to the other three directors, and returned 7,500,000 shares to the Company treasury.  Since this was simply a reallocation of distributed shares among the New Directors, management viewed this transaction as part of the original recapitalization and accounted for it in the same manner.

As discussed in Note 1, on February 11, 2010, three directors (two of which were also the CEO and COO) resigned their positions with the Company and returned, for no consideration, a total of 24 million restricted shares to the Company treasury at par value.

Shares issued for cash

During April and May 2009, subscription agreements were sold to seven accredited investors totaling 454,311 shares of common stock for $0.30, each, raising $136,293.

During June 2009, subscription agreements were sold to three (3) additional investors totaling 75,000 shares of common stock for $0.30, each, raising $22,500.

At August 28, 2009, our CFO and new CEO, Erik Odeen, purchased 75,000 restricted shares common stock for $0.08 per share, totaling $6,000 cash which was deposited for operating capital.  See additional detail under Item 10 Beneficial Ownership within this 10-K.

At August 28, 2009, a subscription agreement was sold to one (1) investor at $0.08 per share totaling 75,000 shares of common stock for $6,000 cash.

During September 2009, subscription agreements were sold to four (4) investors at $0.08 per share totaling 712,500 shares of common stock for $57,000.

On November 20, 2009, a subscription agreement was sold to one (1) investor at $0.07 per share totaling 285,714 shares of common stock for $20,000.

On November 30, 2009, a subscription agreement was sold to one (1) investor at $0.08 per share totaling 100,000 shares of common stock for $8,000.

On December 1, 2009, a subscription agreement was sold to one (1) investor at $0.07 per share totaling 285,714 shares of common stock for $20,000.

On March 26, 2010, a subscription agreement was sold to one (1) investor at $0.05 per share totaling 400,000 shares of common stock for $20,000.

During May 2010, subscription agreements were sold to four (4) investors at $0.05 per share totaling 290,000 shares of common stock for $14,500.

See Note 7 for additional information on consultant’s commission structure for capital raised.

Shares issued for compensation

On August 17, 2009, the Board of Directors approved the distribution of 4,050,000 shares to three external consultants for financial consulting, investor relation services, and information technology services and consulting.  These shares were issued as compensation for services performed at a value of $307,800 based on $0.076 per common share based on the closing price of the Company’s common stock. The amount was recorded as compensation expense due to no future performance requirement.

On September 10, 2009, the Company issued 50,000 shares to an outside consultant for information technology services performed under a contract with a one year term, expiring September 2010.  As a result, the Company recorded $3,500 in stock compensation expense, based on the stock’s fair market value on date of grant and no future performance requirements.

On January 23, 2010, the Board approved the issuance of 100,000 shares common stock to David Lahaie as consideration for his participation on the Company’s Global Advisory Board.    As a result, the Company recorded $4,500 in stock compensation expense, based on the stock’s fair market value on date of grant.

On May 28, 2010, the Board of Directors approved a stock award for the new CEO in recognition of achieving specific business plan objectives, and as stock compensation commensurate with the new title acquired.  The CEO was awarded 1,600,000 shares of common stock, for which the Company recorded $64,000 in stock compensation expense, based on the market’s closing price of $0.04 per share and no future performance requirement.

On July 29, 2010, the Company issued 50,000 restricted shares common stock to two consultants for services rendered.  Based on the market’s closing price on that day of $0.12 per share, the Company recorded $6,000 stock compensation expense and no future performance requirement.

Contributed capital

On February 11, 2010, three of the Company’s directors resigned, and the fourth director (and CFO) remained with the Company as the new CEO in order to acquire a new business and executive team to carry out the current business plan.  Upon resignation from the Company, these directors voluntarily forgave accrued wages and expenses totaling $89,174, which in turn was recorded to equity as contributed services.

Shares issued for settlement of liability and agreement

On April 23, 2010, the Company settled an outstanding accrued obligation of $360,784 with a consulting firm (see Note 7) with 20 million restricted shares common stock.  The consulting firm, working under a three year contract with the Company, requested payment of accrued consulting fees and commissions earned during the past 12 months.  Due to capital limitations, the Company suggested settlement via common stock as consideration.  The consulting firm agreed to settle for 20 million shares of the Company’s common stock.  On April 23, 2010, the Board accepted this offer and requested that the shares be issued to the Consulting group and its three assigned affiliates, as directed per their agreement.  The fair market value of the underlying stock (based on the market closing price of $0.04 per share less a de minimus discount for restrictions) was estimated to be $720,000, or $0.036 per share.  As a result, the Company recorded a loss on extinguishment of $359,216, the difference between the fair market value of the stock and the liabilities being extinguished. This loss is included in general and administrative expense in the accompanying statement of operations. Subsequently, both parties agreed to terminate the consulting agreement.

NOTE 6 – COMMON STOCK WARRANTS

On April 25, 2009, the board of directors approved the issuance of four (4) million warrants to a consulting group in exchange for consulting services provided to the Company during the development stage.  These warrants were fully vested upon issuance, have an exercise price of $0.30, and have a three-year term which expires April 24, 2012.

The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting. These common stock purchase warrants do not trade in an active securities market, and as such, we estimated the fair value of these warrants to be $89,177 during the year ended August 31, 2009, using the Black-Scholes option pricing model.  There were no issuances of warrants during the year ended August 31, 2010, nor were there any warrants to re-value.

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

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Professional Services Agreement

During fiscal 2009, the Company formalized an agreement with a consulting firm for services related to debt and equity capital raising and business development activities.  Under this three year agreement, effective March 1, 2009, consulting fees are payable at the rate of $25,000 per month.  As discussed in Notes 4 and 5, in April 2010, both parties mutually agreed to terminate the contract, and settle the outstanding payables totaling $360,784 with 20 million shares common stock.

During the years ended August 31, 2010 and 2009 commissions earned for capital raising activities were $10,500 and $11,384, respectively, of which any remaining unpaid balance was settled within the transaction noted above.

NOTE 8 – INCOME TAXES

Prior to March 1, 2009, our executive offices and operations were located in British Columbia.  As such, we filed the appropriate foreign income tax returns for prior years.  For year ending August 31, 2009, we filed a foreign tax return, U.S. Federal tax return and U.S. State tax return. We have identified our U.S. Federal tax returns as our “major” tax jurisdiction.  The Company has had losses to date, and therefore has paid no income taxes.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes.  The Company's deferred tax assets consist entirely of the benefit from net operating loss (“NOL”) carry-forwards.  Effective March 1, 2009, prior NOL carry forwards are no longer available to the Company, due to the Company’s abandonment of the related travel services business.  Any future net operating losses, based on operations of the renewable energy business, will be considered for NOL carry-forward.

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

The Company's deferred tax assets, valuation allowance, and change in valuation allowance are as follows:
Period Ending	Estimated NOL Carry-forward	NOL Expires	Tax Benefit from NOL	Valuation Allowance	Elimination of Allowance	Net Tax Benefit
August 31, 2008	77,124	2009	19,281	-	(19,281)	-
August 31, 2009 (for continuing operations)	451,452	2029	153,494	(153,494)		-
August 31, 2010 (for continuing operations)	104,352	2030	35,480	(35,480)		-
Totals as of August 31, 2010	555,804	2029 - 2030	188,973	(188,973)		-

Income taxes at the statutory rate are reconciled to the Company's actual income taxes as follows:

Income tax benefit at statutory rate resulting from net operating loss carry forward	(34)%
Deferred income tax valuation allowance	34%
Actual tax rate	0%

During the year, the valuation allowance increased by $35,480.

The tax years ended August 31, 2010, 2009 and 2008 remain subject to examination by U.S. and Canadian tax jurisdictions.

NOTE 9 – SUBSEQUENT EVENT

The ecoTECH Acquisition

On November 9, 2010, Sea 2 Sky entered into a Merger Agreement, whereby it acquired 100% of the outstanding equity interests of through the issuance of 110,606,239 shares of the Company’s common stock.  Upon completion of the merger on November 12, 2010, ecoTECH became a wholly-owned subsidiary of the Company; however, due to the exchange of common stock shares, ecoTECH assumed control of the Company.

The acquisition of ecoTECH by Sea 2 Sky is being accounted for as a reverse acquisition, whereby the assets and liabilities of ecoTECH are reported at their historical cost since ecoTECH was issued common stock equal to approximately 58% of the total outstanding shares immediately after the transaction.  In addition, ecoTECH has the right to appoint four of the five members to the initial board of directors. The Company is accounting for the transaction in accordance with ASC No 805 "Business Combinations." The assets and liabilities of ecoTECH are recorded at their historical cost basis on the date immediately preceding the transaction.  Sea 2 Sky’s assets and liabilities will be recorded at fair value in connection with the reverse acquisition; however, we believe the estimated fair value of assets and liabilities as of the date of acquisition will approximate their carrying values.  Accordingly no pro forma adjustment is made below to adjust the carrying values of Sea 2 Sky’s assets and liabilities.

Upon the closing of the Acquisition the following persons held the following positions with our Company:

Name	Position with the Company

C. Victor Hall	Chief Executive Officer and a director (Chairman)
Erik Odeen	Chief Financial Officer and a director
Terry J. Ferguson	Executive Vice President and a director
John Matthews	Executive Vice President and a director
Anne Sanders	Vice President and a director

See additional information pertaining to this acquisition in Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2010.  The pro forma combined condensed balance sheet and statements of operations and comprehensive loss have been prepared to give effect to the following pro forma adjustments which are deemed to be directly attributable to the transaction:

1.	To reflect the issuance of 110,606,239 shares ($110,606 at par value) and to adjust the common stock account to par value of $191,109.

2.	Elimination of Sea 2 Sky Corporation’s accumulated deficit and reduction of additional paid-in capital.

Sea 2 Sky Corporation	Sea 2 Sky Corporation	ecoTECH Energy Group (Canada), Inc.
Pro Forma Balance Sheet			Pro Forma		Pro Forma
	August 31, 2010	June 30, 2010	Adjustments		Combined
		(Unaudited)			(Unaudited)

Total current assets	$5,538	$14,184			$19,722

Total noncurrent assets	-	232,302			232,302
Total assets	5,538	246,486			252,024

Total current liabilities	141,230	1,559,775			1,701,005
Total noncurrent liabilities	-	-			-
Total liabilities	141,230	1,559,775			1,701,005

Shareholders’ deficit:
Common Stock, $0.001 par value:	80,503	103,252	7,354	1	191,109
Additional paid-in capital	1,623,457	26,038,733	(1,623,457)	2	26,038,733
Cumulative foreign currency translation adjustment	2,499	(33,612)			(31,113)
Deficit accumulated during the development stage	(1,842,151)	(27,421,662)	1,616,103	2	(27,421,662)
Total shareholders’ deficit	(135,692)	(1,313,289)			(1,448,981)
Total liabilities and shareholders' deficit	$5,538	$246,486			$252,024

Pro Forma Statements of Operations and Comprehensive Loss	Sea 2 Sky Corporation	ecoTECH Energy Group (Canada), Inc.

	Year ended	Year ended	Pro Forma	Pro Forma
	August 31, 2010	December 31, 2009	Adjustments	Combined

Revenues	$-	$-		$-

Net loss	$(883,448)	$(7,918,253)		$(8,801,701)

Basic and diluted loss per common share	$(0.01)			$(0.05)
Weighted average common shares outstanding, basic and diluted	76,495,039		110,606,239	187,101,278

Pro Forma Statements of Operations and Comprehensive Loss	Sea 2 Sky Corporation	ecoTECH Energy Group (Canada), Inc.

	Year ended	Year ended	Pro Forma	Pro Forma
	August 31, 2009	December 31, 2008	Adjustments	Combined

Revenues	$-	$-		$-

Net loss	$(857,392)	$(4,021,038)		$(4,878,430)

Basic and diluted loss per common share	$(0.01)			$(0.02)
Weighted average common shares outstanding, basic and diluted	106,610,176		110,606,239	217,216,415

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

The management of Sea 2 Sky, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were effective as of August 31, 2010 (the end of the period covered by this Annual Report on Form 10-K).

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of August 31, 2008, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring, based on the framework in    Internal Control – Integrated Framework,   issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As of August 31, 2010, management has determined that the Company’s internal control over financial reporting as of August 31, 2010 was effective based on the size of the Company, the minimal transactions, and the financial and internal controls expertise of the CFO.  As the Company grows, steps will be taken to ensure that additional financial experts are sequestered to provide secondary review of all financials and related disclosures filed with the SEC.

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

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended August 31, 2010, there were no significant changes in our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

ITEM  9B. OTHER INFORMATION

None.

PART III

 ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
As a result of the Company’s change in business focus (effective March 1, 2009), the Compay’s prior Chief Executive Officer and the prior Chief Financial Officer resigned from their positions on February 26, 2009.  Concurrently, David Siebenga and Erik Odeen were appointed to these positions.  On February 11, 2010, David Siebenga resigned and the Board of Directors appointed Erik Odeen as both the Chief Executive Officer and Chief Financial Officer.

Our executive officers and directors and their respective ages as of November 22, 2010 are as follows:

NAME	AGE	POSITION
Collin V. Hall	65	Chief Executive Officer, Chairman
Erik Odeen	43	Chief Financial Officer, Secretary, Treasurer
Terry J. Ferguson	57	Executive Vice President Business Development, Director
John Matthews	65	Executive Vice President Engineering, Director
Anne Sanders	52	Vice President Administration, Director

Set forth below is a brief description of the background and business experience of our executive officers and directors.  Our Directors serve until the next annual meeting of the Company’s shareholders.

C. Victor Hall, Chairman, Chief Executive Officer.  Mr. Hall was appointed as our Chairman and Chief Executive Officer in connection with the consummation of the Acquisition.  From 2007 until the closing of the Acquisition, Mr. Hall was employed by ecoTECH as its Chief Executive Officer.  From 2001-2007, Mr. Hall was employed as an officer of  ecoTECH Waste Management Systems (1991) Inc.

Erik Odeen, CPA, CFE, Chief Financial Officer, Treasurer, Secretary and Director. Mr. Odeen was appointed to our Board of Directors on February 23, 2009, as Chief Financial Officer on February 26, 2009 and as Chief Executive Officer on February 11, 2010.  Mr. Odeen resigned from his position as Chief Executive Officer upon closing of the Acquisition.   Mr. Odeen spent eight years in public accounting; 1989 through 1992 with Deloitte & Touch, and from 2004 through 2008 with PCAOB-registered McKennon, Wilson & Morgan (Irvine,  CA), where he specialized in managing  external audits, complex  accounting   issues,  SEC  Reporting  and  Sarbanes-Oxley compliance.  Additionally, Mr. Odeen has held numerous senior-level management positions during his 13-year career with International Paper Company. Currently, Mr. Odeen resides in Newport Beach, California, where he operates his consulting practice which provides accounting, financial management and advisory services to both public and privately-held company clients. Mr. Odeen is an active member of the American Institute of Certified Public Accountants (AICPA), the California Society of CPAs (CalCPA), the Washington Society of CPAs (WSCPA), and the Association of Certified Fraud Examiners (ACFE). Mr. Odeen,  a Certified  Public  Accountant in the State of California  and Certified  Fraud  Examiner,  has  over  22 years’ experience in manufacturing operations,  financial management, and public accounting. A graduate of Millsaps College, Mr. Odeen holds a Bachelor of Business Administration with concentrations in accounting and economics.

Terence J. Ferguson, Executive Vice President and Director.  Mr. Ferguson was appointed as our Executive Vice President and as a Director in connection with the consummation of the Acquisition.  From 2007 until the closing of the Acquisition, Mr. Ferguson was employed by ecoTECH as its Executive Vice-President.  From 2001-2007, Mr. Ferguson was employed by ecoTECH Waste Management Systems (1991) Inc.

John Matthews, Executive Vice President and Director.  Mr. Matthews was appointed as our Executive Vice President and as a Director in connection with the consummation of the Acquisition.  From 2007 until the closing of the Acquisition, Mr. Matthews was employed by ecoTECH as its Executive Vice-President.  From 2001-2007, Mr. Matthews was employed as an officer of ecoTECH Waste Management Systems (1991) Inc.

Anne Sanders, Executive Vice President and Director.  Ms. Sanders was appointed as our Vice President and as a Director in connection with the consummation of the Acquisition.  From 2007 until the closing of the Acquisition, Ms. Sanders was employed by ecoTECH as its Vice-President.  From 2001-2007, Ms. Sanders was employed as an officer of ecoTECH Waste Management Systems (1991) Inc.

Significant Employees

The Company has no significant employees other than the executive employee and director described above.

Audit Committee and Audit Committee Financial Expert Disclosure

The Company does not currently have an audit committee; audit committee functions are performed by our Directors. Our Directors are not deemed independent; as he also holds a position as an officer. Our audit committee is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls, and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; (4) engaging outside advisors; and, (5) funding for the outside auditory and any outside advisors engagement by the audit committee.

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

Employment Agreements

We do not have a formal employment agreement in place with our officers and directors.

SUMMARY COMPENSATION TABLE

The following summary compensation table sets forth all compensation awarded to, earned by, or paid to the named executive officers paid (or accrued) by us during the year ended August 31, 2010, in all capacities for the accounts of our executives, including the Chief Executive Officer (CEO).

Name and Principal Position	Fiscal Year	Salary Earned or Paid ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation* ($)	Totals ($)

Erik Odeen, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer	2010	$120,000	-	64,000	-	-	-	-	$184,000
	2009	46,667	-		-	-	-	-	46,667

Doug Robertson, Former Chief Operating Officer, Former Director	2010	$29,500	-	-	-	-	-	-	$29,500
	2009	34,417	-	-	-	-	-	-	34,417

David Siebenga, Former Director, Former Chief Executive Officer	2010	$-	-		-	-	-		$-
	2009	60,000	-	-	-	-	-	-	60,000

Stock awards shown in the above table, were based on the grant date fair value of the stock issued under ASC 718.

Compensation of Directors

The following table sets forth certain information concerning compensation paid to the Company’s directors during the year ended August 31, 2010:

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Non-qualified deferred compensation earnings ($)	All other compensation* ($)	Total ($)

Henry James	$29,500	$-0-	$-0-	$-0-	$-0-	$-0-	$29,500

Erik Odeen	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Doug Robertson	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

David Siebenga	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-	$-0-

Henry James, Doug Robertson, and David Siebenga resigned from the Board of Directors on February 11, 2010.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names of each person known to us to own more than 5% of our outstanding shares of common stock as of November 22, 2010 and by the officers and directors, individually and as a group. Except as otherwise indicated, all shares are owned directly.

Name of Beneficial Owner	Position	Amount and Nature of Beneficial Owner	Percent Of Common Stock

C. Victor Hall	Chief Executive Officer, Chairman	49,033,929	25.6%
Anne Sanders	Executive Vice President Administration	15,189,732	7.94%
Erik Odeen	Chief Financial Officer, Secretary, Treasurer	15,075,000	7.88%
John Matthews	Executive Vice President Engineering	11,189,732	5.85%
Terry Ferguson	Executive Vice President Business Development	10,689,732	5.59%

	Total Officer and Directors	101,178,125	52.92%

(1)	The percent is based on 191,189,478 shares of our common stock issued and outstanding as of November 22, 2010.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTION, AND DIRECTOR INDEPENDENCE

On February 11, 2010, three directors of the Company (of which two were also officers of the Company – CEO and COO) stepped down from their positions and left the Company. These three directors voluntarily relinquished their cumulative 24 million shares of restricted common stock to the Company treasury.  Additionally, they forgave cumulative accrued salaries and related expenses totaling approximately $87,040 which were reclassified to equity as contributed services.

On May 28, 2010, 1,600,000 restricted shares of common stock were issued to our CEO/CFO, Erik Odeen, as compensation for reaching specific business plan objectives and for deferring his salary ongoing until the Company is in a stronger financial position. The Company recorded stock compensation expense of $64,000 as a result of this transaction, based on current market price of the stock.

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

The aggregate fees billed for the most recently completed fiscal year ended August 31, 2009 and for fiscal year ended August 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	August 31, 2010	August 31, 2009
Audit Fees	$26,900	$15,750
Tax Fees	1,000	3,000
Total	$27,900	$18,750

During the current year, $4,000 in audit fees were accrued for and paid to Schumacher & Associates, Inc.  The remaining $23,900 in fees incurred during the current year were accrued for and paid to our current CPA firm – dbbmckennon for audit and tax services.  During the prior year ended August 31, 2009, $9,250 in fees were accrued for and paid to Schumacher & Associates, Inc.  The remaining $9,500 in fees were accrued for and paid to our current CPA firm - dbbmckennon for audit and tax services. Our board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the board of directors either before or after the respective services were rendered.

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

Sea 2 Sky Corporation

Date: November 22, 2010	By:	/s/ C. Victor Hall
C. Victor Hall
Chief Executive Officer

Date: November 22, 2010	By:	/s/ Erik Odeen
Erik Odeen
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ C. Victor Hall
C. Victor Hall	Chief Executive Officer, Principal Executive Officer, Director, Chairman	Date: November 22, 2010

/s/ Erik Odeen
Erik Odeen	Executive Officer, Director	Date: November 22, 2010
Chief Financial Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer and Secretary