Form 10-K
period 2010-12-31
ecoTECH Energy Group Inc.
filed 2011-03-31
CIK 1381341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ______________

Commission File Number 333-138989

ecoTECH Energy Group Inc.
 (Exact name of registrant as specified in its charter)

Nevada	98-0479847
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

800 Fifth Avenue, Suite 4100, Seattle, WA	98104

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (206) 259-7867

Securities registered pursuant to Section 12(b) of the Act:   None.

Securities registered pursuant to Section 12(g) of the Act:None.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐   No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Rule 13 or Section 15(d) of the Exchange Act.  Yes ☐   No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2010 was approximately $5,662,259.  The aggregate market value was computed by using the closing price of the common stock as of that date on the Over-the-Counter Bulletin Board (“OTCBB”). (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of March 30, 2011, the registrant had 195,480,677 shares of its common stock issued and outstanding.

Documents incorporated by reference:  None

CERTIFICATION PURSUANT TO SECTION 302 (A) OF THE SARBANES-OXLEY ACT OF 2002

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I

ITEM 1. DESCRIPTION OF BUSINESS

ecoTECH Energy Group Inc., including all its subsidiaries, are collectively referred to herein as “ecoTECH,” “the Company,” “us,” or “we.”

Corporate Overview

We were incorporated under the laws of the State of Nevada on November 16, 2005 under the name “Sea 2 Sky Corporation”.   We were initially established to provide travel related services to tourists in Canada and other countries.  Due to an economic downturn, we abandoned the travel service business in the first half of fiscal 2009.  Accordingly, results from operations related to the travel business have been reclassified from current operations to that of discontinued operations.  Effective March 1, 2009, we transitioned our business focus to that of a world-wide renewable energy provider.  Prior to the acquisition of ecoTECH Energy Group (Canada) Inc. (“ecoTECH (Canada)”), we were a development stage company that intended to obtain sources of biomass supply streams and convert them into green or alternative energy products.

On November 12, 2010, we completed the acquisition (the “Acquisition”) of all of the issued and outstanding shares of ecoTECH (Canada), pursuant to that certain Business Combination Agreement (the “Agreement”) by and among us, 7697112 Canada Corp. and ecoTECH (Canada) pursuant to which ecoTECH (Canada) amalgamated  with and into 7697112 Canada Corp., our wholly owned subsidiary.  (“Subco”)

Under the terms of the Agreement, at closing, each holder of Class A common shares of ecoTECH (Canada) received one share of our common stock in exchange for each Class A common share they held of ecoTECH(Canada)  requiring the issuance of 110,606,239 shares of our common stock. ecoTECH(Canada) then amalgamated with Subco, our wholly owned subsidiary, resulting in our 100% ownership of ecoTECH (Canada).

On December 10, 2010, we filed a certificate of amendment to our articles of incorporation with the Nevada Secretary of State (with a delayed effective date of December 22, 2010) to: (i) change the name of the Corporation to “ecoTECH Energy Group Inc.” and (ii) increase our authorized common stock from 225,000,000 shares to 675,000,000 shares. This amendment was unanimously approved by our board of directors and by a majority of our stockholders by written consent.

On December 16, 2010, we received notice from FINRA/OTC Corporate Actions that the name change would take effect at the open of business on December 20, 2010 with a new trading symbol of “ECTH.”

We intend to conduct business through our wholly owned subsidiary, ecoTECH (Canada).

Our executive office is located 800 Fifth Avenue, Suite 4100, Seattle, WA 98104, telephone (206) 259-7867 and our website is www.ecotechenergygroup.com.

Our Business

Overview

We are a development-stage renewable energy company which plans to manufacture biomass-fuelled power stations that produce renewable and sustainable “green” energy products.

Industry Overview

Renewable Energy Industry

Worldwide growth in the renewable energy industry is set to reach more than $250 billion by the year 2017.  In 2007, the biofuels market reached $25.4 billion globally, 40% of which came from the United States.  Accordingly, we believe there is approximately $225 billion of market opportunity in the next seven years.

In the United States, it is projected that 250 gigawatts (GW) of new generating capacity will be required between 2009 and 2035; of this capacity, 37 percent will come from renewable energy sources.  Nonhydro-electric renewable generation will account for 41 percent of the growth in total electricity generation from 2008 to 2035.  Power generated from biomass, which we believe is the most renewable energy source in the world, is expected to grow from 0.9 percent in 2008 to 5.5 percent in 2035.  A large portion of this increase comes from increased co-firing—a process in which biomass is mixed with coal in coal-firing plants.

The U.S. Energy Information Administration (“EIA”) projects that over the next 23 years (by 2035), the role of fossil fuel in providing energy will fall from 84% to 78%, and renewable energy sources will supply in excess of 14% of the nation’s total consumption.

Our Business Plan

We plan to manufacture biomass-fuelled combined heat and power (CHP) stations that produce renewable and sustainable “green” energy products.  Over the past 30 years, our executives have developed and refined a “proprietary thermal gasification” technology to create clean-burning waste-to-energy cogeneration Power Stations. This combined heat and power (CHP) technology produces: (i) electricity, which can be channeled to utilities and end-users via the Grid; and (ii) heat which can be used to fuel a torrefied biomass briquette manufacturing facility, allowing for a “green-fuel” offering and related revenue stream.  We will specialize in the development and operation of CHP Power Stations and intend to build five CHP Power Stations in North American in the next five to seven years.

We intend to strategically position multiple CHP Power Stations in order to:

(i) reduce the reliance on fossil fuels by providing a sustainable and environmentally friendly source of energy and fuel products manufactured from local biomass feedstocks;
(ii) meet specific local needs for decentralized power, while reducing the cost of biomass transportation;
(iii) assist communities meet federal and state renewable energy and reduced emissions mandates; and,
(iv) provide local jobs and community development for the project communities.

Our Advantages:

We believe that our proprietary technology; prototype manufacturing equipment, and access to feedstock resources provide advantages over potential competitors to meet their objectives.

Proprietary Technology:

During the past 30 years, our executives developed and refined its proprietary thermal gasification technology to create clean-burning waste-to-energy cogeneration Power Stations which would provide optimal revenue performance, correct volumetric fuel flow systems and minimum environmental impact. Our power stations combine technologies to effectively process and convert biomass and other feedstocks, under environmentally friendly conditions, into electricity. Our proprietary design uses multiple fuel stocks and produces higher mass-to-energy with almost zero harmful emissions to the environment.   Additionally, we have acquired the licensing rights to adjunct technologies (hydroponic harvesting, cold storage, etc.) which, when requested, can be coupled with the power stations to provide cost-effective solutions for rural community needs.

Prototype Equipment:

Our technology has been developed and fine-tuned via initial prototypes created through private funding and tested in the Company’s lab facilities in Langley, BC. We are currently in discussions with external engineering firms for independent testing and feasibility studies. Commercial scale manufacturing equipment will be constructed upon obtaining additional capital funding through debt and equity financing. Third party technologies/applications identified for use by us have been tested and currently exist in commercial environments.

Bio-Mass Resources

We have already established long-term agreements for sources of woody biomass with land owners; tree farm license (“TFL”) holders; First Nations bands in British Columbia and Alberta, Canada; and Native Americans in Montana, U.S. Currently, contracts and/or letters of intent have been secured from two North American sources which account for multiple-year fiber supply in excess of 1.5 million tons biomass feedstock per year.

Our Divisions

We intend to conduct business through two divisions of our subsidiary ecoTECH (Canada):  (i) CHP Bio Energy Production Division and (ii) Torrefied Bio-Fuels Manufacturing and Distribution Division.

CHP Bio-Energy Production Division

The CHP Bio-Energy Production division uses biomass-to-energy technology to produce and provide renewable, clean power directly to the Grid, utility companies, power brokers, large industrial manufacturers and other end users.

Our combined heat and power (“CHP”) Bio-Energy Power Station produces heat and power by converting sustainable (closed or open loop) biomass or similar biomass through a thermal gasification process into heat (producing virtually zero harmful emissions), which is then converted into electricity.

We have proprietary thermal power generation technology utilizing several patented components making it arguably the cleanest and most efficient thermal technology today. We combine our own technology with the proven high quality technologies of both Turboden (a United Technologies company) and WOW Energies to transition the heat generated into usable power.

During the electricity generation process, a heat by-product is produced which would normally be classified as “waste heat”; however, We endeavor to utilize all available energy from these highly efficient units, so the energy in the by-produced heat is captured and circulated in an ecoTECH Thermax® site heating high-flow hot oil systems. The oil is transferred in underground pipes at a temperature of 700o F. (370o C), and is used to heat the airless roasting chamber in the torrefaction process. Residual energy is used in other site heating systems before reheat by the ecoPHASER system.

ecoPhaser System

Our Power Station includes an “ecoPHASER”, which is a Sublimation Reactor and Sonic Standing Wave Pulsed Burner fuelled by such feedstocks as: coal, lignite, leonardite, peat, chipped tyres, straw, wood waste, forestry slash, croppings, coke, bark, sawdust, paper, natural gas, landfill gas, bagasse, presorted garbage, manure, dried sewage and municipal solid waste. Any and all of the aforementioned are viable and cost effective fuel feedstocks. The efficiency of the ecoPHASER allows traditional fuels such as coal or natural gas to be efficiently processed into electricity, producing emissions well below current regulatory requirements.

The ecoPHASER produces a near-zero NOx exhaust, comprising mainly of Nitrogen and CO2. The inert exhaust gases are piped to the sealed, flow-through drying tunnel, where the ambient moisture (<35%) wood chips are anaerobically heat-dried to <10% moisture. The zero-oxygen environment is sustained throughout the entire process.

Whereas other processes rely on exothermic oxidation of the material to produce friable bio-char, our process creates fiber embrittlement from super dehydration and thermal breakdown without oxygen, so the lift of hydrocarbons associated with aerobic char production and thermal oxidation of energy components cannot occur. Therefore, latent energy remains in the wood as it is rendered friable.

Upon exiting the roast oven, the flue gas is returned to the ecoPHASER system’s exhaust stack, whilst the biomass is ground to optimum granule size before mixing with the lignin binder extracted from wood by our separate Bio-Still™ process, prior to briquetting. The fully roasted chips are ground to an optimum fuel granule size required by the client power stations and mixed with 1.5% by weight dried lignin. The mixture is conveyed to an array of briquettors where it is compressed into the finished product. Most briquettes are 120 mm square cushion style, but the dies can be changed to suit client requirements.

CHP Bio-Energy Power Stations:

A CHP Bio-Energy Power Station is described as a Waste-to-Energy (W2E), Combined Heat and Power energy generating facility. It produces both the heat and electricity in varying combinations, which can be tailored to produce desired amounts of either. The main structure houses a variable number of modules operating in a parallel array, each delivering 12MW’s of electrical power and approximately 5MW’s equivalent (15Mbtu) of process and sacrificial heat.

Each station consists of a traditional two-stage gassifier / burner which utilizes proven proprietary gasification technology and “off the shelf” boilers and turbines. The stations are built in 12MW modules (or “Pods”) for simplicity in expansion and redundancy. This compact and scalable design provides flexibility for various sized projects.

For a typical 36MW Power Station: approximately 460 tons of biomass feedstock would be processed each day (during one eight hour shift) for 260 days per year, and would yield 130,000 tons fuel – enough electricity to provide 36 megawatts per hour, 24 hours per day, for 365 days per year (approximately 315 gigawatts per year). This is enough electricity to power 40,000 homes at average North American consumption rates.

Delivery of Heat from CHP Stations:

A 36MW Power Station produces raw heat energy in the magnitude of 165 GigaJoules (156 Mbtu) per hour, running 24 hours per day for 365 days per year. This equates to 17 MWe (17 megaWatts electricity equivalent) per ecoPHASER x 3, radiated into the boilers, superheaters, reheaters and economizers – thus converting energy into steam which turns the multiple stages of turbo-fans that comprise the steam turbines, which produces mechanical energy to revolve generators to electro-magnetically generate electricity, resulting in heat and mechanical losses that are circa 15 Mbtu (roughly 16 GigaJoules) of energy, most of which is available as high heat energy for use or transportation to a consumer.

The heat is transported via a piped Thermax® oil medium, that does not boil until over 700oF (371oC), hence no pressure of expansion as in steam systems; so no leakage, corrosion or burst potential. The insulated transmission pipes are small bore <55mm (2.2”), pumped at high speed around the circuit, usually 5 feet (1.5m) below ground and very safe. Heat is pumped to take-off points (heat exchangers/radiators) that may be housed in boilers for steam or hot water heaters.

Torrefied Bio-Fuels Manufacturing and Distribution Division

The Torrefied Bio-Fuels division will manufacture and distribute “green-fuel” via torrefied briquette plants powered by surplus heat and energy provided by the CHP Power Stations. Green-fuel is a wood-based “clean fuel” product that has been torrefied and pelletized, resulting in a highly-condensed wood fuel product which has roughly equal calorific value as standard coal and can be burned in the exact same manner but with greatly reduced carbon dioxide (CO2) emissions. Biomass in general provides a low cost, low risk route to lower CO2emissions. When high volumes are needed, torrified biomass is price competitive with coal while meeting or exceeding emissions standards and may also provide a revenue stream through carbon credit gains.

We anticipate that North American markets will further emerge as legislation and emission standards follow demand from governments and constituents seeking low carbon dioxide coal replacement products. Based on current pricing models and additional preliminary diligence discussions with a European utility company, we anticipate pricing FOB London at $250/ton US. At startup, we expect to produce torrified biomass at a cost of $125/ton for delivery to European markets. Customers for “green-fuel” biofuels make up two potential groups: Direct end-users including current coal-fuelled power companies, and commodities brokers.

Torrefied Briquettes, As industries transition from coal-fired energy to more earth-friendly methods, “green-fuel” production provides a solution for coal-fired energy manufacturers to meet mandated percentages of sustainable fuels contents by established regulatory deadlines. Currently, most coal-fired power generators around the world do not have a readily available “green” fuel, and the cost of converting / retrofitting existing combustion systems is often not practicable.  Most of the coal-fired power generators pulverize coal in ball mills and spray the ground fuel into the combustion zones. When wood in briquette or pellet form is ground in a ball mill, it forms stubbornly stringy mats and fibers that clog the system, making it an unfeasible solution for long-term use.   However, when wood is roasted (“torrefied”), it becomes brittle at a certain temperature and takes on the attributes of coal, with the exceptions that it provides greater heat energy by weight, is sustainably renewable, and meets the mandated criteria. We intend to use surplus heat generated by the Power Stations to provide this torrefaction process to woody biomass, which is then formed into briquettes to be sold at respectable margins on long-term fuel supply contracts with coal-fired power stations. This allies our efforts with the existing coal power giants, where helping them gives access to transmission facilities that would not be afforded a competitor.

Our torrefication process offers advantages for parties requiring low carbon dioxide replacement products, including

•	No modifications to firing systems needed; No capital outlay required to burn the fuel:
•	No handling or storage modifications needed; can be stored in the coal piles.
•	Will not deteriorate in inclement weather. Hydrophobic; hygroscopy actually less than coal.
•	Even with old burners, it will produce lower NOx and zero SOx to lower emissions.
•	Higher energy content; emissions reduction exceed percentage of briquettes added.
•
Carbon Credits: each ton of our briquettes that are consumed reduces the CO2 output by 2.5tons. Depending on the buyer and the prevailing cap & trade spot at the time, this amounts to a rebate of at least $75 per ton of briquettes used.

Torrefaction Technology:

Torrefaction is a scientifically proven method for improving the properties of biomass as a fuel. Torrefaction is the thermo-chemical treatment of biomass at 200 to 300°C, carried out under atmospheric conditions and in the absence of oxygen. During the process the biomass partly decomposes, giving off various types of volatiles. The final product is the remaining solid, which is often referred to as torrefied biomass, or torrefied wood when produced from woody biomass.

Typically, 70% of the mass is retained as a solid product, containing approximately 90% of the initial energy content. The remaining 30% of the mass is converted into torrefaction gases, but contains only approximately 10% of the energy content of the biomass. Hence a considerable energy densification can be achieved, typically by a factor of 1.3 on mass basis. This example points out one of the fundamental advantages of the process, which is the high transition of the chemical energy from the feedstock to the torrefied product, while concurrently the fuel properties are improved

Torrefaction can potentially be applied to a wide variety of biomass (softwood, hardwood, herbaceous, wastes) so that the range of biomass feedstock for torrefied wood briquettes can be greatly increased. we plan to apply torrefaction technology to increase the energy output in biomass products and to provide a coal-like product with significant environmental advantages.

The torrefied biomass has also proven to have hydrophobic (resistant to or avoiding wetting) properties which are welcome during storage. From the pelletization viewpoint, the implementation of torrefaction within the pelletization process offers theoretical solutions to the problems encountered with the durability and biological degradation of wood pellets.

Ancillary Operations:

To supplement the CHP Power Stations and torrefied briquette facilities, we intend develop and operate avant-garde greenhouses, indoor food fish propagation facilities, and cold store facilities that further use by-produced heat and carbon dioxide from the CHP stations. These projects create adjunct profitable activities which provide regional production of organic foods, heat exchange cold storage and other products which are essential elements of our 21st century sustainable way of life. The demand for all of the products and services we offer is growing with international environmental awareness and the knowledge of the importance of sustainability across the world. We believe that our comprehensive approach is unique in the energy sector.

Current Projects

We are in various stages of three large projects located in both the U.S. and Canada:

1.	Ashland Montana: 36MW/hour biomass-fuelled CHP Power Station;
2.
McBride, British Columbia, Canada – Phase I:  Power & Heat 24MW Electricity + 27 GJ/hour process heat CHP Power Station; 4 hectare Hydronov mixed produce hydroponic greenhouse: Hydranov 4 hectare aquaculture facility and ecoTECH cold storage technology; and

3.	McBride, British Columbia, Canada – Phase II: One additional biomass-fuelled Power Station, rated at 36MW per hour (at 75% capacity).

Using local wood waste biomass, each of these projects will provide electricity and fuel products to multiple communities, with excess energy production available to external utility companies and energy brokers which can be transferred easily via the Grid infrastructure.

Employees

As of December 31, 2010, we employed six people, five of whom are full time and one of whom is part time. We believe that our employee and labor relations are good.

Recent Developments

McBride Property Acquisition

On March 16, 2011 our wholly owned subsidiary, ecoTECH (Canada) completed its acquisition of a parcel of land constituting the fractional south east ¼ of District Lot 5339 Cariboo District except Parcel A (n42430) and Plans 20852, 21079 and PGP38823 located in McBride, British Columbia.  We purchased the property from Tralee Investments Ltd for an aggregate purchase price of $250,000, of which $50,000 was paid in cash and the remaining $200,000 is subject to a mortgage from the seller.  There is no material relationship (other than in respect of the transaction) between us, our subsidiary purchaser and seller or any of our affiliates, or any of our directors, officers or any associate of any of our officers and directors.

Where You Can Find More Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). These filings are not deemed to be incorporated by reference into this report. You may read and copy any documents filed by us at the Public Reference Room of the SEC, 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC’s website at http://www.sec.gov.

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

Risks Related to our Business and Our Industry:

We have no operating history on which to evaluate our potential for future success. We have had no material operations to date.  Consequently, evaluating an investment in us and predicting our future results based upon our past performance is not possible, particularly with respect to our ability to develop our products and services, to generate and sustain a revenue base sufficient to cover operating expenses or to achieve profitability.

Based on our historical financials, there is uncertainty as to our ability to continue as a going concern.   In the event that we are unable to achieve or sustain profitability or are otherwise unable to secure additional external financing, we may not be able to meet our obligations as they come due, raising substantial doubts as to our ability to continue as a going concern.  Any such inability to continue as a going concern may result in our security holders losing their entire investment.  Our financial statements, which have been prepared in accordance with generally accepted accounting principles, contemplate that we will continue as a going concern and do not contain any adjustments that might result if we were unable to continue as a going concern.  Notwithstanding the foregoing, our cash flow deficiencies raise substantial doubt as to our ability to continue as a going concern.  Also, changes in our operating plans, our existing and anticipated working capital needs, the acceleration or modification of our expansion plans, lower than anticipated revenues, increased expenses, potential acquisitions or other events may also affect our ability to continue as a going concern.

We will need additional financing for which we have no commitments and this may jeopardize execution of our business plan. We have limited funds, and such funds may not be adequate to carry out the business plan in the energy business.  Our ultimate success depends upon its ability to raise additional capital.  We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until it determines a need for additional financing.  If we needs additional capital, it has no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us.  If not available, our operations will be limited to those that can be financed with its modest capital.

Torrefication technologies are unproven on a large-scale commercial basis and performance could fail to meet projections, which could have a detrimental effect on the long-term capital appreciation of our stock.  While wood pellet production is a mature technology, newer technologies such as torrefaction have not been built at large commercial scales. The technologies being utilized by us for alternative energy production from biomass have not been demonstrated on a commercial scale. All of the tests conducted to date by us with respect to a specific torrefaction technology have been performed on limited quantities of feedstocks, and we cannot assure you that the same or similar results could be obtained at competitive costs on a large-scale commercial basis. We have never utilized these technologies under the conditions or in the volumes that will be required to be profitable and cannot predict all of the difficulties that may arise. It is possible that the technologies, when used, may require further research, development, design and testing prior to larger-scale commercialization. Accordingly, we cannot assure you that these technologies will perform successfully on a large-scale commercial basis or at all.

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

We will be impacted by woody biomass supply.  Our Torrefied biomass energy products will be produced from woody biomass, and currently we have agreements for sufficient woody biomass to accommodate up to two plants.  However, should these resources be affected by weather, governmental restraints, and other conditions, we might experience a shortage of raw material which would hinder operations.

We may not be able to obtain the funding to construct and operate our terrified energy plans, the failure of which could adversely affect our business, operations and financial condition. Our business plan depends on the completion of multiple torrefaction plants. Although each facility will have specific funding requirements, our proposed first plant will require approximately $100 million to fund. We will be relying on additional financing, and also funding from such sources as Federal and State grants and loan guarantee programs.  We are currently in discussions with potential sources of financing but no definitive agreements are in place. If we cannot achieve the requisite financing or complete the plants as anticipated, this could adversely affect our business, the results of our operations, prospects and financial condition.

Risks Related to Government Regulation and Subsidization:

Federal Regulations concerning grants and tax incentives could expire or change which could cause an erosion of the competitive strength of the biomass renewable energy industry. The US Congress currently provides certain federal tax credits for alternative energy manufacturers, distributors, and end-users.  The current alternative energy industry and our business initially depend on the continuation of these credits. The credits have supported a market for renewable energy sources (specifically biomass) that might disappear without the credits. These credits may not continue beyond their scheduled expiration date or, if they continue, the incentives may not be at the same level. The revocation or amendment of any one or more of these tax incentives could adversely affect the future use of biomass alternative energy in a material way, and we cannot assure investors that any of these tax incentives will be continued. The elimination or reduction of federal tax incentives to the renewable energy industry could have a material adverse impact on the industry as a whole.

Non-stringent enforcement of environmental and energy policy regulations may adversely affect demand for renewable alternative energy sources such as those provided by the conversion of woody biomass. Our success will depend in part on effective enforcement of existing environmental and energy policy regulations. Many of our potential customers are unlikely to switch from the use of conventional fossil fuels unless compliance with applicable regulatory requirements leads, directly or indirectly, to the use of environmentally-friendly alternatives. Both additional regulation and enforcement of such regulatory provisions are likely to be vigorously opposed by the entities affected by such requirements. If existing emissions-reducing standards are weakened, or if governments are not active and effective in enforcing such standards, our business and results of operations could be adversely affected.  Even if the current trend toward more stringent emission standards continues, we will depend on the ability of biomass alternative energy to satisfy these emissions standards more efficiently than other alternative technologies. Certain standards imposed by regulatory programs may limit or preclude the use of our products to comply with environmental or energy requirements. Any decrease in the emission standards or the failure to enforce existing emission standards and other regulations could result in a reduced demand for our products. A significant decrease in the demand will reduce the price of our products, adversely affect our profitability and decrease the value of your stock.

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

The departure of our Chief Executive and/or other key personnel could compromise our ability to execute our strategic plan and may result in additional severance costs to us. Our success largely depends on the skills, experience and efforts of our key personnel, including our Chief Executive Officer and other key personnel.  The loss of these persons, or our failure to retain other key personnel, would jeopardize our ability to execute our strategic plan and materially harm our business.  In addition, we intend to enter into a written employment agreement with each of our key executives that can be terminated at any time by us or the executives.

We will need to recruit and retain additional qualified personnel to successfully grow our business.  Our future success will depend in part on our ability to attract and retain qualified operations, marketing and sales personnel as well as engineers.  Inability to attract and retain such personnel could adversely affect the growth of our business.  We expect to face competition in the recruitment of qualified personnel, and we can provide no assurance that we will attract or retain such personnel.

We are subject to management risks. New ventures have substantial inherent risks including, but not limited to, development, marketing, sales, distribution, human factors and the coordination of any and all of these activities.  Notwithstanding our due diligence and any pre-planning, our products and services may encounter unexpected problems in connection with any of these activities that could not be foreseen or accurately predicted and which could have a material adverse effect on our business, financial condition and results of operations.

We do not have any independent directors and we have not voluntarily implemented various corporate governance measures, in the absence of which stockholders may have more limited protections against interested director transactions, conflicts of interests and similar matters.

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Others have been adopted by companies in response to the requirements of national securities exchanges, such as the NYSE or The NASDAQ Stock Market, on which their securities are listed. Among the corporate governance measures that are required under the rules of national securities exchanges are those that address board of directors’ independence, audit committee oversight, and the adoption of a code of ethics. Our Board of Directors is comprised of three individuals, two of whom are also our executive officers and the third of whom is an officer of one of our significant stockholders. Our executive officers make decisions on all significant corporate matters such as the approval of terms of the compensation of our executive officers and the oversight of the accounting functions.

Although we have adopted a Code of Ethics and Business Conduct we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have any independent directors. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors. It is possible that if our Board of Directors included independent directors and if we were to adopt some or all of these corporate governance measures, stockholders would benefit from somewhat greater assurances that internal corporate decisions were being made by disinterested directors and that policies had been implemented to define responsible conduct. For example, in the absence of audit, nominating and compensation committees comprised of at least a majority of independent directors, decisions concerning matters such as compensation packages to our senior officers and recommendations for director nominees may be made by a majority of directors who have an interest in the outcome of the matters being decided. Prospective investors should bear in mind our current lack of corporate governance measures in formulating their investment decisions.

Risks Related to our Stock:

Trading in our common stock is limited and the price of our common stock may be subject to substantial volatility. Our common stock is traded on the OTC Bulletin Board, and therefore the trading volume is more limited and sporadic than if our common stock were traded on a national stock exchange such as The Nasdaq Stock Market or the NYSE Amex. Additionally, the price of our common stock may be volatile as a result of a number of factors, including, but not limited to, the following:

•	quarterly variations in our operating results;
•	large purchases or sales of our common stock;
•	actual or anticipated announcements of new products or services by us or competitors;
•	general conditions in the markets in which we compete; and
•	economic and financial conditions.

“Penny stock” regulations may impose certain restrictions on the marketability of our securities.  The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions (including the issuer of the securities having net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2,000,000 or average revenue of at least $6,000,000 for the last three years). As a result, our common stock could be subject to these rules that impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors (generally persons with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse).  For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase.  Additionally, for any transaction involving a “penny stock,” unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the “penny stock” market.  The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market.  Finally, monthly statements must be sent disclosing recent price information for the “penny stock” held in the account and information on the limited market in “penny stocks.”  Consequently, although the “penny stock” rules do not currently apply to our securities, if these rules do become applicable in the future, this may restrict the ability of broker-dealers to sell our securities.

Our officers and directors collectively own a substantial portion of our outstanding common stock, and as long as they do, they may be able to control the outcome of stockholder voting.  Our officers and directors are collectively the beneficial owners of approximately 53% of the outstanding shares of our common stock. As long as our officers and directors collectively own a significant percentage of our common stock, our other shareholders may generally be unable to affect or change the management or the direction of our company without the support of our officers and directors. As a result, some investors may be unwilling to purchase our common stock. If the demand for our common stock is reduced because our officers and directors have significant influence over our company, the price of our common stock could be materially depressed. The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

Securities analysts may not cover our common stock and this may have a negative impact on our common stock’s market price. The trading market for our common stock may depend on the research and reports that securities analysts publish about us or our business.  We do not have any control over these analysts.  There is no guarantee that securities analysts will cover our common stock.  If securities analysts do not cover our common stock, the lack of research coverage may adversely affect our common stock’s market price, if any. If we are covered by securities analysts, and our stock is downgraded, our stock price would likely decline.  If one or more of these analysts ceases to cover us or fails to publish regularly reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline.

We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock.  We have financed our operations, and we expect to continue to finance our operations, acquisitions and develop strategic relationships, by issuing equity or convertible debt securities, which could significantly reduce or dilute the percentage ownership of our existing stockholders.  Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing stock.  Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of stock to decline.

We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights in the event we are not successful and are forced to seek the protection of the bankruptcy laws.

We have no current intention of declaring or paying any cash dividends on our common stock.   We do not plan to declare or pay any cash dividends on our common stock. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.  DESCRIPTION OF PROPERTY

We have has a month-to-month rental agreement for our premises in Seattle, WA.  Our monthly rental rate is $45/month.

Our wholly owned subsidiary, ecoTECH (Canada) leases office space in Langley, British Columbia, Canada. The office lease became effective on April 1, 2008 and is for a term of five years. Basic rent for the first three years is $4,794 plus G.S.T., due in advance on the first day of each calendar month.  Basic rent for the last two years increases approximately 7% to $5,113 plus G.S.T. per month.  In addition to basic rent and applicable taxes, ecoTECH (Canada) is responsible for varying operating expenses (HVAC, assessments, utilities and service charges, licenses and permits) as they arise.

ITEM 3.  LEGAL PROCEEDINGS

To the best of our knowledge, there are no known or pending litigation proceedings against us.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the OTC Bulletin Board under the symbol “ECTH.”  On December 20, 2010, we changed our corporate name to “ecoTECH Energy Group Inc.” from “Sea 2 Sky Corporation” and our symbolchanged to “ECTH” from “SSKY.”  The following table shows the high and low bid prices for our common stock for each quarter since January 1, 2009 as reported by the OTC Bulletin Board.  All share prices have been adjusted to provide for the 30-1 forward split effected in February 10, 2009.  We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of its stock.  Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	Sale Prices
	High	Low
Fiscal Year Ended December 31, 2010
First Quarter	$0.085	$0.040
Second Quarter	0.100	0.030
Third Quarter	0.230	0.100
Fourth Quarter	0.350	0.180

Fiscal Year Ended December 31, 2009
First Quarter	$0.067	$0.067
Second Quarter	0.650	0.100
Third Quarter	0.250	0.070
Fourth Quarter	0.095	0.052

Holders

As of March 30, 2011, we had approximately 174 holders of record of its common stock.

Dividends

We have not paid any cash dividends on our common stock, and do not anticipate paying cash dividends in the foreseeable future.  Our current policy is to retain earnings, if any, to fund operations, and the development and growth of our business.  Any future determination to pay cash dividends will be at the discretion of our Board and will be dependent upon our financial condition, operation results, capital requirements, applicable contractual restrictions including restrictions in loan agreements, restrictions in our organizational documents, and any other factors that our Board deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

On November 19, 2010, we sold 16,129 shares of our common stock to one non-U.S. person, based on a stock price of $0.31 per share for aggregate proceeds of $5,000.  The sale was exempt under Regulation S of the Securities Act of 1933, as amended.

On December 22, 2010, we sold 27,820 shares common stock shares of our common stock to one non-U.S. person, based on a stock price of $0.315 per share for aggregate proceeds of $8,763.  The sale was exempt under Regulation S of the Securities Act of 1933, as amended.

.On January 4, 2011, we sold 18,518 shares of our common stock in consideration of full satisfaction of a $5,000 balance to a single non-U.S. person, based on a stock price of $0.27 per share. The sale was exempt under Regulation S of the Securities Act of 1933, as amended.

During February 2011, we sold 29,366 shares of our common stock to three non-U.S. persons, based on stock prices between $0.25 and $0.315 per share for aggregate proceeds of $8,000. The sale was exempt under Regulation S of the Securities Act of 1933, as amended.

During March 2011, we sold 170,000 shares of our common stock to six non-U.S persons based on a stock price of $0.50 per share for aggregate proceeds of $85,000. The sale was exempt under Regulation S of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information and discussion should be read in conjunction with such financial statements and notes thereto.  Additionally, this Management’s Discussion and Analysis of Financial Condition and Results of Operation contains certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty.  Actual results may differ materially from those projected in the forward-looking statements due to other risks and uncertainties that exist in the Company’s operations, development efforts and business environment, the other risks and uncertainties described in the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the front of this Current Report on Form 8-K, and our “Risk Factors” section herein.  All forward-looking statements included herein are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement.

CORPORATE HISTORY

We were incorporated under the laws of the State of Nevada on November 16, 2005 under the name “Sea 2 Sky Corporation”.   We were initially established to provide travel related services to tourists in Canada and other countries.  Due to an economic downturn, we abandoned the travel service business in the first half of fiscal 2009.  Accordingly, results from operations related to the travel business have been reclassified from current operations to that of discontinued operations for proper financial presentation.  Effective March 1, 2009, we transitioned our business focus to that of a world-wide renewable energy provider, and became a development-stage company that intended to obtain sources of biomass supply streams and convert them into green or alternative energy products.

On November 12, 2010, pursuant to the terms of a business combination agreement, we acquired 100 percent of the issued and outstanding common stock of ecoTECH (Canada) Inc. for approximately 110 million shares of our common stock, which were distributed to the shareholders of the acquired company.  ecoTECH (Canada) was amalgamated with 7697112 Canada Corp., a federally incorporated company that was our wholly owned subsidiary, and as a result of this amalgamation, ecoTECH (Canada) became our wholly owned subsidiary. ecoTECH (Canada) has no subsidiaries and is not a reporting issuer in any jurisdiction of Canada or the United States.

This common stock transaction, which represented a majority of the then issued and outstanding shares of Sea 2 Sky Corporation, constituted a change in control of the Company. As such, on December 20, 2010, Sea 2 Sky Corporation changed its name to ecoTECH Energy Group Inc. and its trading symbol to “ECTH”.  Furthermore, upon close of the acquisition, the Company changed its fiscal year-end to December 31.

We maintain our corporate headquarters at 800 Fifth Avenue, suite 4100, Seattle, Washington, 98104, and our telephone number is (206) 259-7867.

ecoTECH (Canada) is located at 101-26633 Gloucester Way, Langley, BC V4W 3S8 and its telephone number is (604) 288-8263.

OUR  BUSINESS

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

The Company intends to strategically position multiple CHP Power Stations in order to:

•	Reduce the reliance on fossil fuels by providing a sustainable and environmentally friendly source of energy and fuel products manufactured from local biomass feedstocks;

•	Meet specific local needs for decentralized power, while reducing the cost of biomass transportation;

•	Assist communities to meet federal and state renewable energy and reduced emissions mandates; and,

•	Provide local jobs and community development for the project communities.

Long-term markets and goals have been identified for each of our projects, designed to fulfill corporate, investor and shareholder requirements. These can be summarized as follows:

Renewable Energy Production and Sales:

CHP Power Stations are modular units built in chains to meet specified power needs of the community or communities. Combined heat and power are produced in variable ratios, depending on the application. Local fiber availability and transmission bandwidth are two limiting factors when determining total capacity to construct. Hence, a Power Station is expandable and flexible to changing environments. Each Power Station project brings baseline income for two to three decades. Power supply purchase agreements run from five to thirty years, and we generally expect a return on investment circa 25%, being unaffected by market trends.

Green Fuel Production:

Torrefied Briquettes, “Green-fuel”, production allows an alternative to coal-fired energy manufacturers in order to meet renewable energy mandates by established deadlines. When wood is roasted (“torrefied”), it becomes brittle at a certain temperature and takes on the attributes of coal, with the exceptions that it provides greater heat energy by weight, is sustainably renewable, and meets the mandated criteria. We intend to use surplus heat generated by the Power Stations to provide this torrefaction process to woody biomass, which is then formed into briquettes to be sold at respectable margins on long-term fuel supply contracts with coal-fired power stations. This allies our efforts with the existing coal power giants, where helping them gives access to transmission facilities that would not be afforded a competitor. Our projections indicate this business segment offers a return on investment (ROI) of approximately 20%.

Ancillary Operations:

Food Production Projects are interrelated self-contained businesses that can evolve around the Power Stations, utilizing the surfeit of energy by-products to support local hydroponic greenhouses and aquaculture fish facilities. These are essentially franchises from a worldwide developer/operator that employs indigenous personnel. Food production is an essential service, with profit margins our management expects from 30-40%, and returns on investment of 23% (hydroponic greenhouses) and 32% (aquaculture). We have the finest expertise available plus full local staff training from these renowned specialist organizations.

PLAN OF OPERATIONS

Currently, our development stage operations have been funded through the sale of our stock in private equity transactions.  We plan to raise additional funds through Federal and State grants, loan guarantees, and project debt financings or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations.  There is no assurance that we will be successful in raising additional capital or achieving profitable operations. Our financial statements do not include any adjustments that might result from the outcome of these uncertainties.

McBride, British Columbia, Canada

On March 16, 2011, the Company finalized the purchase of land for the planned first plant location in McBride, British Columbia.  The land will be used for the Company’s first biomass energy production plant, scheduled for start of construction during mid-2011.  Additionally, this land is adjacent to another similar sized parcel of land which the Company is in negotiations with, for a second project which it hopes to announce in the near future.

During the following months, the Company plans to fund the construction of its first CHP Power Station projects in McBride, British Columbia, Canada, through debt financing and private placement equity funding, obtaining the estimated $160 million in capital required for completion of this two-phase project.  Through proprietary thermal gasification technology, this plant is expected to create a total of 60 MW/hour of electricity which can be channeled via the Grid to utilities and end-users; and heat which can be used to fuel ancillary operations such as large scale (four-hectare) hydroponic greenhouses, and food fish propagation facilities.  The Company has already secured long-term biomass fuel source agreements to fuel the plants.  Once completed, projected combined revenue is estimated to be in excess of $106 million annually, with a corresponding return on investment (“ROI”) of between 26-28%.

Ashland, Montana

Additionally, the Company is finalizing agreements for a third project, located in Ashland, Montana, which consists of a 36MW/hour biomass-fuelled CHP Power Station projected to generate in excess of $42 million of electricity revenue during its first full year of production.  Capital required for this project is approximately $95 million.

The Company is currently in the process of securing sources of fiber for fuel-stock in North America through long-term multiple year contracts and letters of intent.

RESULTS OF OPERATIONS

We had no revenues in the years ended December 31, 2010 and 2009.  Our operating expenses and operating loss increased to $19,268,682 in the year ended December 31, 2010 from $7,770,411 in the comparable period in 2009.   The increase is primarily attributable to the increase in stock compensation costs in the year ended December 31, 2010.

We had no revenues from November 28, 2007 (“Inception”) through December 31, 2010.  We incurred $28,446,243 in operating expenses for the period from Inception through December 31, 2010, of which $24,821,952 was related to stock compensation costs.  Stock was issued to the Company’s directors as part of their compensation for 2009 and 2010.  Since stock relative to the acquired private company had no trading history, there was no available market value for this stock.  The Company had sold shares to private parties for $0.32 per share; hence it was considered conservative to use this price as the basis for calculating stock compensation expense relative to the shares issued to the Company’s directors.   Stock issued by the public company was valued at current market price on the day of grant.

Net cash used in operating activities for the period from Inception to December 31, 2010, was $1,717,899, consisting primarily of our net loss of $31,262,624 offset by non-cash expenses of $147,145 in depreciation, $24,821,952 of stock compensation expense, $541,131 for accretion of beneficial conversion feature, $700,535 of loss on extinguishment of convertible debt, financing costs of $1,389,908 and an increase in accounts payable of $828,637 and accrued liabilities of $1,181,841.

Net cash provided by investing activities for the period from Inception to December 31, 2010, was $331,465, which consisted of purchases of property, plant and equipment, less $8,510 cash received in consolidation.

Net cash provided by financing activities for the period from Inception to December 31, 2010, was $2,040,559, which consisted of $153,950 in proceeds from notes payable from related parties; $633,661 in proceeds from the sale of common stock; $109,639 in proceeds from the sale of flow-through shares; $1,137,581 in proceeds from the sale of convertible debentures; and $39,482 in proceeds from  related party loans; less $24,071 in payments on convertible debentures; and $9,863 in payments on notes payable.

Income Taxes

The Company does not anticipate having to pay income taxes in the upcoming years due to our absence of net profits.

CAPITAL AND LIQUIDITY

The following table provides selected financial data about our Company for the years ended December 31, 2010 and 2009, respectively.

Balance Sheet Data	December 31, 2010	December 31, 2009

Cash	$12,262	$195

Total current assets	22,628	26,178

Total assets	262,700	270,861

Total liabilities	2,295,831	1,475,725

Stockholders' deficit	(2,033,131)	(1,204,864)

As of December 31, 2010 and 2009, we had total current assets of $22,628 and $26,178, respectively, and total liabilities of $2,295,831 and $1,475,725, respectively.

During the years ended December 31, 2010 and 2009, the Company received $513,508 and $166,187, respectively, in net cash from the sale of its common stock. These proceeds are being used for operating and general and administrative expenses to sustain the Company through its development stage until it establishes profitable operations or receives cash from the issuance of additional common stock.

We had cash on hand of $12,262 and $195 as of December 31, 2010 and 2009, respectively.

To the extent we are unable to meet our operating expenses, we may borrow funds from our current management or other affiliates, or we may attempt to raise capital from private individuals or institutional investment equity funds. Future sales, if any, which exceed operating expenses and debt repayments will be used to expand operations.

We have developed a plan of operations reflecting our objectives and anticipated growth for the next 12 months and beyond. In our plan, we identify our cash requirements, our anticipated operating and product development projections, and our required staffing and additional funding requirements to fulfill our business objectives. During the following months we plan to fund the construction of its first CHP Power Station projects in McBride, British Columbia, Canada, through debt financing and private placement equity funding, obtaining the estimated $160 million in capital required for completion of this two-phase project.

Net cash used in operating activities of $524,236 and $324,332 for the years ended December 31, 2010 and 2009, represents wages paid to employees, fees paid for accounting and legal related services, and fees paid to consultants for services rendered and travel expense reimbursement.

Net cash used in investing activities was $18,613 and $2,295 for the years ended December 31, 2010 and 2009, respectively.

Net cash provided by financing activities of $559,577 and $322,491 during the years ended December 31, 2010 and 2009, represents cash raised through the sales of common stock subscription agreements during the year, net of commissions paid.

Since we have no liquidity and have suffered losses, we depend to a great degree on the ability to attract external financing in order to conduct our business activities and in order that we have sufficient cash on hand to expand our operations.  These factors raise substantial doubt about our ability to continue as a going concern.  If we are unable to raise additional capital from conventional sources, including increases in related party loans and/or additional sales of additional stock, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitments to provide us with financing in the future, other than described above.  Our independent registered public accounting firm included an explanatory paragraph raising substantial doubt about our ability to continue as a going concern.

In the future, we may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when it approaches a condition of cash insufficiency. The sale of additional equity securities, if accomplished, may result in dilution to our shareholders. We cannot assure you, however, that financing will be available in amounts or on terms acceptable to us, or at all.

Summary of Critical Accounting Policies

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

Share-Based Payments

The Company has used the issuance its common stock as the primary method for compensating employees since inception.  The Company accounts for stock issued to employees and directors under ASC 718 – “Compensation – Stock Compensation”. Under ASC 718, stock-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite vesting period.  No stock options are currently outstanding.  The Company measures compensation expense for its non-employee stock-based compensation under ASC 505 – Equity. The fair value of the option issued or committed to be issued is used to measure the transaction.  The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete or the award is fully vested. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to common stock (no par). ecoTECH (Canada) is a privately-held company, with no trading history.  The fair market value of the stock used for costing prior stock compensation transactions has been based on the standard recurring sales price of CAD$0.32 per share, net of any tax-benefit valued shares.   Post-acquisition, the Company will generally use the closing market price of the stock at grant date for the valuation of stock issuances to both employees and non-employees.

Research and Development Costs

The Company accounts for research and development (“R&D”) costs in accordance with ASC 730, “Accounting for Research” , which requires that R&D costs be expensed as incurred, and that each year’s total R&D costs be disclosed in the financial statements.  ASC 730 views the research component of R&D as a “planned search or critical investigation aimed at discovery of new knowledge” that could result in a new or improved product, service, process, or technique. The development component of R&D is translating “research findings or other knowledge into a plan or design” for a new or improved product, service, process, or technique. Development includes conceptual formulation, design, and testing of product alternatives; construction of prototypes and operation of pilot plants; but not routine alterations to existing products, processes, or operations. The costs of materials and equipment that will be acquired or constructed for use when beginning construction of the Company’s power stations and development of related plant sites will be capitalized classified as property, plant and equipment and depreciated over their estimated useful lives.  To date, research costs include engineering and environmental expenses related to the Company's future waste-to-energy facilities, and all have been expensed when incurred.

Business Combinations

Effective January 1, 2009, the Company adopted ASC 805, Business Combinations (“ASC 805”), an updated accounting standard which carries forward the requirements to account for all business combinations using the acquisition method (formerly called the purchase method). Under ASC 805, business combination accounting applies to a wider range of transactions and events, including acquisitions of some development stage companies, combinations of mutual entities, acquisitions without the exchange of consideration, or other scenarios in which the acquirer obtains control of one or more businesses. In general, ASC 805 requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. Under ASC 805, the value of the business acquired usually is measured as the sum of the acquisition-date values (measured at fair value, with a few exceptions).  ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

The business combination of ecoTECH (Canada) and the Company was accounted for as a reverse acquisition with ecoTECH (Canada) being treated as the acquirer for accounting purposes. Accordingly, for all periods presented in this Report, the financial statements of ecoTECH (Canada) have been adopted as the historical financial statements of the Company known as a change in reporting entity.  The assets and liabilities of Sea 2 Sky Corporation acquired were recorded at their fair values at the Acquisition Date, which approximated their carrying values. There were no material long-lived assets acquired. The results of operations of the parenthave been included in our operating results beginning as of the closing of the Acquisition.

Convertible Debentures

Convertible debt is accounted for under the guidelines established by ASC 740 “Beneficial Conversion Features”. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of the conversion feature with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to the conversion feature, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to common stock.  The Company recognizes that misapplication could materially impact the financial condition and interest costs associated with such debentures.

Foreign Currency Translations

The Company uses the Canadian dollar as its functional currency. Unless otherwise noted, for the purpose of this report, the financial statements of the Company have been translated into United States dollars in accordance with ASC 830, “Foreign Currency Matters”, using year-end exchange rates in effect on the balance sheet dates for assets and liabilities, average exchange rate in effect for the period for revenues, costs, and expenses, and historical rates for the equity. Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders' deficit and as a component of comprehensive loss in the accompanying statements of operations.

Off-Balance Sheet Arrangements

None.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

TABLE OF CONTENTS

PAGE	21	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	22	CONSOLIDATED BALANCE SHEETS AS OF DECEMBER 31, 2010 AND 2009.

PAGE	23	CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIOD FROM NOVEMBER 28, 2007 (INCEPTION) TO DECEMBER 31, 2010 AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009.

PAGE	24	CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM NOVEMBER 28, 2007 (INCEPTION) TO DECEMBER 31, 2008, AND FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2010.

PAGE	25	CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM NOVEMBER 28, 2007 (INCEPTION) TO DECEMBER 31, 2010 AND FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009.

PAGES	26-35	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
ecoTECH Energy Group, Inc.
(A development-stage company)

We have audited the accompanying consolidated balance sheets of ecoTECH Energy Group, Inc., formerly Sea 2 Sky Corporation, a development-stage company (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive loss, stockholders’ deficit, and cash flows for the years then ended, and the period from November 28, 2007 (“Inception”) through December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company was not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ecoTECH Energy Group, Inc., as of December 31, 2010 and 2009, and the results of their operations and their cash flows for the years then ended, and the period from Inception through December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 of the financial statements, the Company has negative working capital and has suffered losses since Inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with respect to these matters are also discussed in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1, on November 12, 2010, the Company consummated the acquisition of ecoTECH Energy Group (Canada), Inc., a wholly-owned subsidiary.  The acquisition was accounted for as a reverse acquisition whereby the financial statements of ecoTECH Energy Group (Canada), Inc. are retroactively reported for the periods presented since the acquisition resulted in a change in reporting entity.  The financial statements of ecoTECH Energy Group, Inc., formerly Sea 2 Sky Corporation, are included from the consummation date of the acquisition and thereafter.

/s/ dbbmckennon
Newport Beach, California
March 31, 2011

PART I – FINANCIAL INFORMATION
         Item 1.    Financial Statements
ecoTECH Energy Group Inc.
(Formerly Sea 2 Sky Corporation)
(A Development-Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2010	December 31, 2009
Assets
Current assets:
Cash	$12,262	$195
Prepaid expenses	7,311	-
Due from related parties	3,055	25,983
Total current assets	22,628	26,178

Property, plant and equipment, net (Note 4)	180,039	218,538
Deposits	60,033	26,145
Total assets	$262,700	$270,861

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$503,883	$375,640
Accounts payable – related party	110,542	99,860
Accrued liabilities (Notes 5 and 10)	1,596,213	846,665
Notes payable to related parties (Note 6)	85,193	129,730
Convertible debentures – current (Note 7)	-	23,830
Total liabilities	2,295,831	$1,475,725

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Common stock ($0.001 par value) (Note 9), 675,000,000 shares authorized; 195,233,427 and 54,131,476 shares issued and outstanding at December 31, 2010 and 2009, respectively.	195,233	54,131
Additional paid in capital	29,392,934	10,827,632
Accumulated comprehensive income	2,499	-
Cumulative foreign currency translation adjustment (Note 9)	(125,745)	(39,447)
Deficit accumulated during the development stage	(31,498,052)	(12,047,180)
Total stockholders’ deficit	(2,033,131)	(1,204,864)
Total liabilities and stockholders' deficit	$262,700	$270,861

The accompanying notes are an integral part of these statements

ecoTECH Energy Group Inc.
(Formerly Sea 2 Sky Corporation)
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	From November 28, 2007 (Inception) to December 31,	For the year ended December 31,	For the year ended December 31,
	2010	2010	2009

Revenues	$-	$-	$-

Operating expenses:
General and administrative, including stock compensation of $24,821,952; $17,774,304; and $7,047,648 for the period from Inception through December 31, 2010, and for the years ended December 31, 2010 and 2009, respectively.	28,042,730	19,224,192	7,770,411
Research and development	403,513	44,490	-
Total operating expenses	28,446,243	19,268,682	7,770,411

Operating loss	(28,446,243)	(19,268,682)	(7,770,411)

Other (income) and expense:
Loss on disposal of fixed assets	5,704	-	5,704
Interest expense (Notes 7 and 9)	2,231,431	46,751	125,539
Extinguishment of convertible debt (Note 7)	700,535	-	37,198
Other income	(83,217)	(82,516)	-
Net loss before income tax benefit	(31,300,696)	(19,232,917)	(7,938,852)

Income tax benefit (Note 11)	(38,072)	(17,473)	(20,599)

Net loss	(31,262,624)	(19,215,444)	$(7,918,253)

Foreign currency translation adjustment	125,745	86,298	146,435

Comprehensive loss	$(31,388,369)	$(19,301,742)	$(8,064,688)

Basic and diluted loss per common share		$(0.17)	$(0.15)
Weighted average common shares outstanding, basic and diluted		113,102,392	52,464,682

The accompanying notes are an integral part of these statements

ecoTECH Energy Group Inc.
(Formerly Sea 2 Sky Corporation)
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Shares	Common Stock	Additional Paid in Capital	Cumulative Foreign Currency Translation Adjustment	Accumulated Comprehensive Income	Deficit Accumulated During the Development Stage	Total
November 28, 2007 (Inception) – Issuance of shares to Founders	13,000,000	$13,000	(12,906)	$-	$-	$-	$94
Beneficial conversion feature of debentures in 2007	-	-	88,791	-	-	-	88,791
August 2008 - Sale of stock (Flow-Thru shares) for cash at $0.49 per share, net of $19,148 premium	130,000	130	44,234	-	-	-	44,364
2008 Debenture conversions - at $0.21 per share	4,967,000	4,967	1,055,910	-	-	-	1,060,877
December 2008 - Stock issued for extinguishment - at $0.30 per share	2,553,860	2,554	765,912	-	-	-	768,466
November 2008 - WPC shares related to capital raise - at $0.26 per share	5,474,429	5,474	1,411,746	-	-	-	1,417,220
Equity portion of WPC shares	-	-	(80,130)	-	-	-	(80,130)
Beneficial conversion feature of debentures in 2008	-	-	430,565	-	-	-	430,565
Foreign currency translation	-	-	-	106,988	-	-	106,988
Net loss Inception through December 31, 2008	-	-	-	-	-	(4,128,927)	(4,128,927)
Balances, December 31, 2008	26,125,289	26,125	3,704,122	106,988	-	(4,128,927)	(291,692)

Jan 2009 - Shares issued to management as stock compensation – at $0.26 per share	27,000,000	27,000	7,020,648	-	-	-	7,047,648
2009 Debenture conversions – at $0.17 per share	23,437	23	3,966	-	-	-	3,989
June 2009 - Stock issued for extinguishment – at $0.26 per share	11,774	12	3,107	-	-	-	3,119
Beneficial conversion feature of debentures	-	-	24,950	-	-	-	24,950
July - December 2009 - Sale of stock for cash at $0.30 per share	448,440	449	133,256	-	-	-	133,705
2009 Sale of stock (flow-through shares) for cash at $0.46 per share, net of $17,158 premium	100,000	100	28,869	-	-	-	28,969
Commissions paid on equity raise	-	-	(179,581)	-	-	-	(179,581)
2009 Debenture conversions - at $0.18 per share	281,250	281	51,244	-	-	-	51,525
December 2009 - Stock issued for extinguishment – at $0.26 per share	141,286	141	37,051	-	-	-	37,192
Foreign currency translation	-	-	-	(146,435)	-	-	(146,435)
Net loss for year ended December 31, 2009	-	-	-	-	-	(7,918,253)	(7,918,253)
Balances, December 31, 2009	54,131,476	54,131	10,827,632	(39,447)	-	(12,047,180)	(1,204,864)

January 2010 - Shares issued to management as stock compensation – at $0.31 per share	48,000,000	48,000	14,881,920	-	-	-	14,929,920
Shares issued for cash or services:
February and October 2010 - WPC shares related to capital raise – at $0.30 to $0.32 per share	776,575	777	238,095	-	-	-	238,872
March through June 2010 - Sale of stock for cash at $0.31 per share, net of commissions of $11,000	560,625	560	160,232	-	-	-	160,792
July through September 2010 – sale of stock for cash at $0.31 per share, net of of commissions of $24,238	1,025,000	1,025	292,100	-	-	-	293,125
October through November 12, 2010 - sale of stock for cash at $0.32 per share, net of commissions of $4,671	150,063	150	46,557	-	-	-	46,707
November 2010 - shares issued to related parties for services rendered at $0.32 per share	5,650,000	5,650	1,798,734	-	-	-	1,804,384
November 3, 2010 - satisfaction of a note payable via issuance of stock	312,500	313	98,825	-	-	-	99,138
November 12, 2010 merger between Sea to Sky Corporation and ecoTECH Energy Group (Canada) Inc.
Shares retained and liabilities assumed by SSKY shareholders (in connection with reverse acquisition)	80,583,239	80,583	-	-	-	(235,428)	(154,845)
Accumulated comprehensive income	-	-	-	-	2,499	-	2,499
Shares issued for cash or service - post merger (Nov 12-Dec 31, 2010):
November 19, 2010 - sale of stock for cash at $0.31 per share	16,129	16	4,984	-	-	-	5,000
November 30, 2010 - shares issued for consulting services rendered at $0.26 per share	4,000,000	4,000	1,036,000	-	-	-	1,040,000
December 2, 2010 - sale of stock for cash at $0.31 per share, net of commissions of $880	27,820	28	7,855	-	-	-	7,883
Foreign currency translation for the year ended December 31, 2010	-	-	-	(86,298)	-	-	(86,298)
Net loss for the year ended December 31, 2010	-	-	-	-	-	(19,215,444)	(19,215,444)
Balances, December 31, 2010	195,233,427	$195,233	$29,392,934	$(125,745)	$2,499	$(31,498,052)	$(2,033,131)

The accompanying notes are an integral part of these statements.

ecoTECH Energy Group Inc.
(Formerly Sea 2 Sky Corporation)
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF CASHFLOWS

	From November
	28, 2007	For the year	For the year
	(Inception) to	ended	ended
	December 31,	December 31,	December 31,
	2010	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,262,624)	$(19,215,444)	$(7,918,253)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	147,145	57,577	47,023
Stock-based compensation	24,821,952	17,774,304	7,047,648
Accretion of beneficial conversion features	541,131	-	26,409
Loss on extinguishment of convertible debt	700,535	-	37,198
Financing costs	1,389,908	-	52,818
Changes in operating assets and liabilities:
Prepaid expenses	(9,455)	(7,087)	-
Deposits	(56,969)	(31,562)	(6,730)
Accounts payable	828,637	117,584	297,847
Accrued liabilities	1,181,841	780,392	91,708
Net cash used in operating activities	(1,717,899)	(524,236)	(324,332)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	(339,975)	(27,123)	(2,295)
Cash received in consolidation	8,510	8,510	-
Net cash used in investing activities	(331,465)	(18,613)	(2,295)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties	153,950	13,220	139,912
Proceeds from sale of common stock	633,661	513,508	120,060
Proceeds from sale of flow-through shares	109,639	-	46,127
Proceeds from sale of convertible debentures	1,137,581	-	51,525
Payments on convertible debentures	(24,071)	(24,071)	-
Loans from related parties	39,482	56,920	(25,450)
Payments on notes payable - related parties	(9,683)	-	(9,683)
Net cash provided by financing activities	2,040,559	559,577	322,491

Foreign currency effect on cash	21,067	(4,661)	(6,312)

Net increase (decrease) in cash and cash equivalents	12,262	12,067	(10,448)
Cash and cash equivalents, beginning balance	-	195	10,643
Cash and cash equivalents, ending balance	$12,262	$12,262	$195

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,771	$9,707	$4,771
Cash paid for income taxes	$-	$-	$-
Supplemental disclosure of non-cash investing and financing activities :
Fair value of beneficial conversion feature of convertible debentures	$544,307	$-	$24,950
Conversion of debentures into common stock	$1,116,391	$-	$55,514
Premium on flow-through shares	$36,306	$-	$17,158
Shares issued to extinguish debt	$99,138	$99,138	$-
See Note 1 for cash received and liabilities assumed in reverse acquisition

The accompanying notes are an integral part of these statements

ecoTECH Energy Group Inc.
(Formerly Sea 2 Sky Corporation)
(A Development-Stage Company)
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BUSINESS

COMPANY HISTORY

We were incorporated under the laws of the State of Nevada on November 16, 2005 under the name “Sea 2 Sky Corporation”.   We were initially established to provide travel related services to tourists in Canada and other countries.  Due to an economic downturn, we abandoned the travel service business in the first half of fiscal 2009.  Accordingly, results from operations related to the travel business have been reclassified from current operations to that of discontinued operations.  Effective March 1, 2009, we transitioned our business focus to that of a world-wide renewable energy provider, and became a development-stage company that intended to obtain sources of biomass supply streams and convert them into green or alternative energy products.

On November 12, 2010 (the “Effective Date”), pursuant to the terms of a stock purchase agreement,  Sea 2 Sky Corporation acquired 100 percent of the issued and outstanding common stock of ecoTECH Energy Group (Canada) Inc. for approximately 110 million shares of its own common stock, which were distributed to the shareholders of the acquired company.  ecoTECH was amalgamated with 7697112 Canada Corp., a federally incorporated company that was a wholly owned subsidiary of Sea 2 Sky Corporation, and as a result of this amalgamation, ecoTECH Energy Group (Canada) Inc. became a wholly owned subsidiary of Sea 2 Sky Corporation.  ecoTECH Energy Group (Canada) Inc. has no subsidiaries and is not a reporting issuer in any jurisdiction of Canada or the United States.

This transaction, which represented a majority of the then issued and outstanding shares of Sea 2 Sky Corporation, constituted a change in control of the Company.  As such, on December 20, 2010, Sea 2 Sky Corporation changed its name to ecoTECH Energy Group Inc. (the “Parent”) and its trading symbol to “ECTH”.

The acquisition of ecoTECH Energy Group (Canada) Inc. was accounted for as a reverse acquisition in accordance with Accounting Standards Codification (“ASC”) 805-40 Business Combinations. The Company determined for accounting and reporting purposes that ecoTECH Energy Group (Canada) Inc. is the acquirer because of the significant holdings and influence of the control group of ecoTECH before and after the acquisition. As a result of the transaction, the ecoTECH Energy Group (Canada) Inc. shareholders own approximately 58% of issued and outstanding common stock of ecoTECH Energy Group, Inc. (formerly Sea 2 Sky Corporation) on a diluted basis.

Accordingly, the assets and liabilities of ecoTECH Energy Group (Canada) Inc. are reported at historical costs and the historical results of operations of ecoTECH Energy Group (Canada) Inc. are reflected in this and future ecoTECH Energy Group, Inc. filings as a change in reporting entity.  The assets and liabilities of the Parent were reported at fair value on the date of acquisition, and results of operations were reported from the date of acquisition of November 12, 2010.  The assets and liabilities of the Parent were reported at their carrying values, which approximated fair value, and no goodwill was recorded since the Parent had no business. The following is a schedule of the Parent’s assets and liabilities at the Effective Date:

Assets:
Cash and cash equivalents	$8,510
Total Assets	$8,510

Liabilities:
Accounts payable	312
Accrued liabilities	160,379
Other	2,664
Total Liabilities	$163,355

Net liabilities assumed	$(154,845)

The excess liabilities assumed were accounted for as a deemed distribution through a charge to the Company’s accumulated deficit.

The following unaudited pro forma information for the years ended December 31, 2010 and 2009 is as follows:

	Pro-Forma Combined
	Year Ended December 31, 2010	Year Ended December 31, 2009
Revenue	$-	$-
Net loss from continuing operations	(19,893,847)	(8,980,489)
Basic and diluted net loss per share from continuing operations	$(0.11)	$(0.07)

BUSINESS

ecoTECH is a development-stage renewable energy company which plans to manufacture biomass-fuelled combined heat and power (CHP) stations that produce renewable and sustainable “green” energy products.  Over the past 30 years, ecoTECH’s executives have developed and refined a “proprietary thermal gasification” technology to create clean-burning waste-to-energy cogeneration Power Stations. This combined heat and power (CHP) technology produces: (i) electricity, which can be channeled to utilities and end-users via the Grid; and (ii) heat which can be used to fuel a torrefied biomass briquette manufacturing facility, allowing for a “green-fuel” offering and related revenue stream.  ecoTECH will specialize in the development and operation of CHP Power Stations and intends to build five CHP Power Stations in North American in the next five to seven years.  In March 2011, the Company acquired land which it intends to utilize to build its first production plant if construction and equity capital is raised by management.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Development- Stage

ecoTECH is a development-stage company as defined in Accounting Standards Codification (“ASC”) 915 Development-Stage Entities, as it is devoting substantially all of its efforts to developing markets for its product and there have been no revenues from planned principal operations from Inception through December 31, 2010. Consequently, cumulative amounts are presented in the accompanying consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from those estimates. The significant estimates made by management relate to the estimation of the value of the Company’s common stock.  Changes in estimates are reported in earnings in the period in which they become known.

Cash and Cash Equivalents

For purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.  The Company did not have any cash equivalents at December 31, 2010 and 2009.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization of property and equipment are calculated using the straight-line method over the assets’ estimated useful lives provided in the following table:

Asset Classification	Useful Life
Computer hardware	five years
Computer software	five years
Leasehold improvements	shorter of five years or lease life
Furniture and fixtures	seven years
Website	three years
Equipment	five to ten years

Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized.  At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.  (See Note 4)

Debt and Stock Issuance Costs

Debt issuance costs represent costs incurred related to the Company’s convertible debentures. These costs were capitalized and amortized over the term of the note using the effective interest method.  Debt issuance costs represent the finder fees related to the debentures and consisted of both cash and stock compensation.

Additionally, the Company incurred commissions related the raising of capital through the sale of subscription agreements for common stock during a private offering.  At the time of the completion of the offering, these commissions are charged against the capital raised.

Convertible Debentures

Convertible debt is accounted for under the guidelines established by ASC 740 “Beneficial Conversion Features”. The Company records a beneficial conversion feature (“BCF”) related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of the conversion feature with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to the conversion feature, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to additional paid in capital.

Research and Development

Research and development costs are expensed as incurred. The costs of materials and equipment that will be acquired or constructed for project development activities, and that have alternative future uses, both in project development, marketing or sales, will be capitalized classified as property, plant and equipment and depreciated over their estimated useful lives. To date, research costs include engineering expenses related to the Company's future waste-to-energy facilities, and all have been expensed when incurred.

Share-Based Payments

The Company accounts for stock issued to employees and directors under ASC 718 “Compensation – Stock Compensation”. Under ASC 718, stock-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite vesting period.  No stock options are currently outstanding.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505 “Equity”. The fair value of the option issued or committed to be issued is used to measure the transaction.  The fair value is measured at the value of the Company’s common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete or the award is fully vested. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to common stock and additional paid-in-capital

Flow-Through Shares Financing

The Company has financed a portion of its development-stage activities through the issue of flow-through shares, which transfer the Canadian tax deductibility of exploration expenditure to the investor. Proceeds received from the issuance of such shares are allocated between the offering of shares and the sale of tax benefits. The allocation is made based on the difference between the price of the existing shares and the amount the investor pays for the shares. A liability is recognized for the difference. Resource expenditure deductions for income tax purposes related to exploration and development activities funded by flow-through share arrangements are renounced to investors in accordance with the income tax legislation in Canada. On such renunciation, a deferred tax liability is created and the liability recognized at issuance reversed. The Company recognized the benefit of tax losses to offset the deferred tax liability resulting in an income tax recovery.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 “Income Taxes" ("ASC 740").  ASC 740 requires the Company to provide a net deferred tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards.

ASC 740 sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would “more likely than not,” based upon its technical merits, be sustained upon examination by the appropriate taxing authority. The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized. The application of this Interpretation is considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings. Adoption of this standard did not have a material impact on our financial position, results of operations, or cash flow.

Foreign Currency Translations

The Company uses the Canadian dollar as its functional currency. Unless otherwise noted, for the purpose of this report, the financial statements of the Company have been translated into United States dollars in accordance with ASC 830, “Foreign Currency Matters”, using year-end exchange rates in effect on the balance sheet dates for assets and liabilities, average exchange rate in effect for the period for revenues, costs, and expenses, and historical rates for the equity. Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders' deficit and as a component of comprehensive loss in the accompanying statements of operations.

Transaction gains and losses are reported in the statements of operations and comprehensive loss.  To date, no transaction gains or losses have been experienced.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.  The Company’s other comprehensive loss arose from the effect of foreign currency translation adjustments.

Related-Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company’s securities and their immediate families, (ii) the Company’s management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.  See Note 10 for related party transactions.

Concentrations of Credit Risk

The Company maintains its cash accounts in a commercial bank; the total cash balances held in a commercial bank are secured by the Canadian Deposit Insurance Corporation (“CDIC”) up to CAD$100,000 per depositor, per insured bank.  At times, the Company has cash deposits in excess of federally insured limits.

Fair Value Measurements

On January 1, 2009, the Company adopted ASC 820 “Fair Value Measurements and Disclosures”.  The Company did not record an adjustment to retained earnings as a result of the adoption of the guidance for fair value measurements, and the adoption did not have a material effect on the Company’s results of operations.

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

Level 1 -	Observable inputs such as quoted prices in active markets;
Level 2 -	Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and
Level 3 -	Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of December 31, 2010 and 2009, the Company did not have any material level 1, 2, or 3 assets or liabilities.

New Accounting Pronouncements

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

In December 2010, the FASB issued amended guidance to clarify the acquisition date that should be used for reporting pro-forma financial information for business combinations. If comparative financial statements are presented, the pro-forma revenue and earnings of the combined entity for the comparable prior reporting period should be reported as though the acquisition date for all business combinations that occurred during the current year had been completed as of the beginning of the comparable prior annual reporting period. The amendments in this guidance are effective prospectively for business combinations for which the acquisition date is on or after January 1, 2011. There will be no impact in the Company’s operations or financial condition as the amendments relate only to additional disclosures.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.  The Company has losses and used cash from operating activities from Inception to December 31, 2010 of $1,717,899. At December 31, 2010, the Company had limited available capital.  These matters raise substantial doubt about the Company’s ability to continue as a going concern.  In view of these matters,  realization  of  certain  of the  assets in the accompanying balance  sheets are dependent  upon the  Company's  ability  to meet its financing requirements,  raise additional capital,  and the success of its  future operations.   The Company requires additional capital of approximately $600,000 to $1,200,000 to continue its development activities and provide working capital for general corporate purposes for the next 12 months.  In addition, the Company needs to obtain financing of approximately $160,000,000 for the construction of the proposed 60 Megawatt plant.  There is no assurance that our capital raising plans will be successful in obtaining sufficient funds to assure the eventual profitability of the Company.  We believe that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from these uncertainties.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

	December 31, 2010	December 31, 2009

Computer hardware	$110,458	$107,724
Computer software	23,904	15,254
Furniture and fixtures	20,043	20,043
Equipment	33,463	33,463
Leasehold improvements	139,600	139,600
Website	14,463	-
Less accumulated depreciation	(161,892)	(97,546)

Total property, plant and equipment, net	$180,039	$218,538

Depreciation expense for the period from Inception to December 31, 2010, and the years ended December 31, 2010 and 2009, was $147,145, $57,577, and $47,023, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:

	December 31, 2010	December 31, 2009

Accrued interest	$18,832	$11,569
Accrued wages and payroll taxes	1,302,381	581,067
Accrued fees for capital raise	-	236,871
Accrued consulting fees	275,000	-
Flow-through share premium liability	-	17,158

Total accrued liabilities	$1,596,213	$846,665

Accrued liabilities balances reflected above include interest accrued on note payable and convertible debenture balances outstanding, accrued fees for capital raise - representing the value of shares due an external company as compensation for raising capital, and the flow-through share premium liability which represents a premium payment paid by investors for shares of common stock purchased under a tax-advantage program.  The Company must record this premium until they comply with the provisions of the Canada Revenue Agency (“CRA”) program by submitting an annual form containing eligible expenses submitted for tax exemption, thus renouncing the tax benefit.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

On February 5, 2009, the Company borrowed $99,137 from a shareholder for operating capital, and agreed to repay the principal plus 10% annual interest in 90 days.  On September 8, 2009 the note was amended to pay interest at 20% interest per annum and matured in 90 days.  Upon default, the note continues to earn 20% per annum. On November 1, 2010, the note holder converted the principal balance into 312,500 shares of private company common stock (pre-acquisition).  The Company has paid $9,707 of the $27,959 interest accrued since note Inception.  Accrued interest of $18,832 remains to be paid as of December 31, 2010.

On November 17, 2009, the Company borrowed $34,151 from a shareholder for operating capital.  This loan was non-interest bearing and did not have a specific maturity date.  Management did not impute interest as such amount was not deemed significant.  As of December 31, 2010, the Company has not repaid any of the principal balance.

NOTE 7 – CONVERTIBLE DEBTENTURES

The Company has financed a portion of its development-stage activities through the issuance of convertible debentures.  These 10% debentures were convertible into the Company’s common stock at a 33% discount off of its per-share price, which due to fluctuating exchange rates, ranged between $0.25 and $0.33.   All debentures had a three-month maturity and were convertible at the option of the holder upon issuance.  During the period from Inception to December 31, 2010, and the years ended December 31, 2010 and 2009, the Company raised $1,137,581, $0, and $51,525, through these debentures, respectively.   As a result, during the years ended December 31, 2010 and 2009, $0 and $24,950, respectively, was allocated to the beneficial conversion feature.  During the period from Inception to December 31, 2010; and the years ended December 31, 2010 and 2009, the Company amortized $541,131; $0; and $26,409 of the discount to interest expense, respectively.

The Company offered each debenture holder additional shares in lieu of accrued interest, at the rate of 50% of their post conversion number of shares.  All participants agreed, except as noted below.  As a result, an additional 153,060 shares of common stock were issued, in addition to shares issued for conversion noted below, to extinguish the accrued interest on debentures during fiscal 2009.  No shares were issued in fiscal 2010 for extinguishment of accrued interest.  Accordingly, the Company recorded an additional $700,535; $0; and $37,198 in loss on extinguishment of debt for the period from Inception to December 31, 2010; and the years ended December 31, 2010 and 2009, respectively. With the exception of one debenture holder, all debentures were individually converted, approximately 90 days after issuance.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Capital Raise Agreement

On April 10, 2008, the Company entered into a fundraising engagement agreement (the “Agreement”) with WPC Financial Group (“WPC”) to raise between $2.1 and $3.5 million in operating capital for the Company through the sale of convertible debentures and stock subscriptions.  As consideration for WPC’s services, the Company would issue shares of its common stock based on the total capital raised, at a rate of approximately 4.76 shares for each dollar raised.  Additionally, the Agreement contained a “Tail Terms” provision, providing that for a term of 18 months subsequent to closing date, WPC would continue to earn shares based on any further shares purchased by WPC investors.

On November 17, 2008, the Agreement was terminated by both parties.  WPC had raised a total of approximately $1,149,568 via convertible debenture and subscription agreement sales, for which they were issued 5,474,429 shares of the Company’s common stock as consideration.  See Note 9 for additional information regarding the transaction. During the 18 month tail terms, WPC earned an additional 776,565 shares.  The associated expense for raising this capital, which were accrued by the Company, were $0 and $236,871 for the years ended at December 31, 2010 and 2009, respectively.

Operating Leases

The Company leases office space in Langley, British Columbia, Canada. The office lease became effective on April 1, 2008 and is for a term of five years. Basic rent for the first three years is $4,794.  Basic rent for the last two years increases approximately 7% to $5,113 per month.    In addition to basic rent and applicable taxes, the Company will also be responsible for varying operating expenses (HVAC, assessments, utilities and service charges, licenses and permits) as they arise.

The Company leases an automobile, under a four-year term agreement, for use by one of its directors, with current lease payments of $946 per month.

Future annual minimum lease commitments as of December 31, 2010, under the agreements are as follows:

Year	Office Lease	Auto Lease	Total

2011	$61,356	$11,347	$72,703
2012	61,356	2,837	64,193
2013	15,339	-	15,339

Total	$138,051	$14,184	$152,235

Actual office rent expense, including all applicable taxes and operating costs, for the period from Inception to December 31, 2010, and the years ended December 31, 2010 and 2009, were $251,993; $89,859 and $94,088, respectively.

Litigation

The Company is involved in claims and litigation from time to time in the normal course of business.  Management of the Company believe there are no matters pending that are expected to have a material adverse effect on the business of the Company, their  financial condition, results of operations or cash flows.

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company has one class of stock:

1.
Common Stock, $0.001 par value, 675,000,000 shares authorized; 195,233,427 and 54,131,476 shares issued and outstanding as of December 31, 2010 and 2009, respectively.  The Company does not have any preferred stock. (Note: On December 22, 2010, Sea 2 Sky changed its name to ecoTECH Energy Group Inc. (ECTH) and increased its authorized $0.001 par value common stock to a total of 675,000,000 shares.)

Sale of Common Stock for Cash

Prior to the merger on November 12, 2010, ecoTECH Energy Group (Canada) Inc. had 110,606,239 shares of Class A common stock issued and outstanding, held by approximately 97 shareholders, including 88,000,000 shares owned by the directors /control group.  Since Inception through November 12, 2010, the Company raised $663,446 through the direct sale of 2,400,568 Class A common shares via subscription agreements to 43 investors, net of commissions. Per-share price of the Company’s common has fluctuated between $0.25 and $0.33, due to foreign exchange rates.  The Company also raised $109,639 through the direct sale of 230,000 “Flow-through” shares to six investors at per-share prices ranging from $0.44 to $0.51 per share, depending on the current exchange rate at the time of the transaction.  Flow-through shares offer the shareholder and the Company a tax benefit, for which the Company assigned an approximate $0.18 per share premium.

On the effective merger date (November 12, 2010), ecoTECH Energy Group (Canada) Inc. had 110,606,239 shares of Class A common stock issued and outstanding; all of these shares were exchanged for Sea 2 Sky common stock on a one-for-one exchange basis.  These shares contain an 18 month restriction from the date of issuance.

Stock Issued for Services

Pre-merger November 12, 2010:

In January 2010 and 2009, the Company issued 48 million and 27 million shares common stock, respectively, to four officers/directors as compensation.  Based on transaction date exchange rates, stock compensation expense of $14,929,920 and $7,047,648 was recorded for those issuances, respectively based on per-share prices of $0.31 and $0.26, respectively.

On November 1, 2010, ecoTECH issued 250,000 Class A common shares to an individual for acceptance of the Chief Operating Officer position.  Shares were fully vested upon issuance and recorded as stock compensation of $80,704.

On November 5, 2010, the Company satisfied a $42,000 payable balance by issuing 5,400,000 shares of common stock to Erik Odeen, Chief Financial Officer of Sea 2 Sky. As a result, the Company recorded stock-based compensation of $1,723,680.

Post-merger November 12, 2010:

On November 30, 2010, the Company entered into an advisory agreement with a consulting firm to assist with the recruitment of management and the placement of debt and equity financing relative to the business and growth strategies of the Company.  The agreement is for two years, effective retroactively from February 2010, at a monthly fee of $25,000 for the first year only.  As such, the Company recorded a vested compensation adjustment of $250,000 to accrued liabilities.  Additionally, per this agreement, the consulting firm was issued 4,000,000 fully vested shares of ecoTECH Energy Group Inc. common stock.  Based on a market price of $0.26, the Company recorded compensation expense of $1,040,000.

As of December 31, 2010, there were 195,233,427 shares of common stock issued and outstanding, held by approximately 107 shareholders, including 101,178,125 shares owned by the directors/control group.

The Company accounted for employee stock-based compensation in accordance with ASC Topic 718. Because there has been no public market for the Company's common stock, the amount of the compensatory charge was based on prevailing sales price of the stock since Inception. The determination of stock-based compensation is inherently highly uncertain and subjective and involves the application of discounts deemed appropriate to reflect the lack of marketability of the Company's securities – which have not been considered in our basis for calculation.  If the Company had made different assumptions, its stock-based compensation expense and relative net loss could have been significantly different.

Conversion of Note Payable

On November 3, 2010, the Company satisfied a $99,138 note payable balance by issuing 312,500 shares common stock at $0.32 per share.

Conversion of Convertible Debentures

Pre-merger November 12, 2010:

The Company issued Class A common shares of common stock to settle convertible debentures.  See Note 7.

Convertible debentures totaling $1,112,969 were converted into 7,978,607 shares during the period from inception to December 31, 2010. (See Note 7 for additional detail pertaining to convertible debentures.)  The Company issued 6,250,994 shares common stock to a consulting company as compensation for selling convertible debentures and stock subscriptions.  Of those shares 5,352,405 related to shares earned for debentures.  Based on a per-share value ranging from $0.26 to $0.30, the Company recorded $1,389,908 to interest expense related to these shares.  The remaining shares were deemed in connection with sales of common stock and, thus, were included within the proceeds received from the sale of the common stock. See additional detail pertaining to the convertible debentures in Note 8 and on the Statements of Stockholders’ Deficit contained herein.

Foreign Currency Translation

The exchange rates used to translate amounts in CAD$ into U.S. Dollars for the purposes of preparing the financial statements were as follows:  As of December 31, 2010 and 2009, the Company used the period-end rates of exchange for assets and liabilities of CAD$1 to US$1.0015 and CAD$1 to US$0.9532, respectively.

For the years ended December 31, 2010 and 2009, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of CAD$1 to US$0.9707 and CAD$1 to US$0.8803, respectively.

NOTE 10 – RELATED-PARTY TRANSACTIONS

Shareholder Loans

From time to time, the four founding directors loaned money to the Company for general operating capital.  These loans are repaid to the respective directors when additional capital is raised.  Due to the short-term nature of these loans, the officers/directors agreed that they would not be interest bearing, and are due upon demand.

Related-Party Payables

Related party payables represent balances in accounts payable that are owed to directors and shareholders.  These payables are primarily for unreimbursed travel and entertainment expenses incurred on behalf of the Company.  The respective parties have agreed to defer these payables, interest-free, until a time at which the Company has raised sufficient capital.

Accrued Wages

Due to capital restraints, management has deferred certain of their monthly salaries until capital is available.  Although there are no employment agreements, the Chief Executive Officer earns $15,000 per month; the Chief Financial Officer earns $12,500 per month; The Chief Operating Officer earns $10,000 per month; the Executive Vice President of Business Development earns $8,000 per month; the Executive Vice President of Engineering earns $8,000 per month, and the Vice President of Administration earns $8,000 per month.

NOTE 11 – INCOME TAXES

Since Inception, our executive offices and operations have been located in British Columbia.  As such, we filed the appropriate Canadian income tax returns for prior years.  As a result of the November 12, 2010 merger, we now are under U.S. Federal tax jurisdiction.  For year ending December 31, 2010, we will be filing a Canadian tax return, and a U.S. Federal tax return. We have identified our U.S. Federal tax return as our “major” tax jurisdiction.  The Company has had losses to date, and therefore, has paid no income taxes.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes.  The Company's deferred tax assets consist entirely of the benefit from net operating loss (NOL) carry-forwards.  Effective November 12, 2010, prior net operating loss carry forwards from the prior business (Sea 2 Sky Corporation) are no longer available to the Company, due to the Company’s change in control.  Any future net operating losses, based on operations of the renewable energy business, will be considered for NOL carry-forward.  For federal tax purposes this carry forward expires in twenty years, beginning in 2027. A full valuation allowance has been placed on the Company's deferred tax assets as it cannot be determined if the assets will be likely be used.  All years from inception, including those presented below, remain open tax years as the Company has not undergone a tax audit.

The benefit for income taxes relates to the flow-through shares issued which utilized net operating losses for income tax reporting purposes.  The flow through shares generated a current income tax benefit as reflected in the accompanying statements of operations and comprehensive loss; no provision (benefit) for deferred income taxes was recorded.  In 2010, 2009, and for the foreseeable future, the Company’s Canadian federal income tax rate has been 11.0% and provincial rate has been 2.5%, or 13.5% collectively.  U.S. income taxes at the statutory rate are estimated at 34% for calculation purposes.

Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes.   The Company's deferred tax assets consist primarily of net operating loss carry forwards since Inception.  For federal tax purposes this carry forward expires in twenty years, beginning in 2027. A full valuation allowance has been placed on the Company's deferred tax assets as it cannot be determined if the assets will be likely be used.  All years from inception, including those presented below, remain open tax years as the Company has not undergone a tax audit.

The significant components of future income tax assets and liabilities are as follows:

	December 31	December 31
	2010	2009
Non-capital loss carry forwards	$391,961	$173,522
Property, plant and equipment	14,110	13,599
Valuation allowance	(406,071)	(187,121)
Net deferred tax asset (liability)	$-	$-

As of December 31, 2010, the Company had NOL carry forwards which expire annually as follows:

Year of Expiration
2027	$78,041
2028	784,038
2029	423,269
2030	701,024

Total	$1,986,373

During the year ended December 31, 2010 and 2009, the valuation allowance increased $218,950 and $64,957, respectively.

The Company’s reconciliation of the statutory income tax rate and effective income tax rate for financial reporting purposes is as follows for the years ended December 31, 2010 and 2009:

	2010	2009
Income tax benefit at statutory rates of 13.5% and 15%, respectively	$(2,596,444)	$(1,071,745)
Stock-based compensation	2,399,531	951,432
Debt extinguishments and effects of BCF	-	9,301
Accruals and other	(4,564)	18,326
Non-deductible interest expense	-	7,130
Change in valuation allowance	218,950	64,957
Benefit for income taxes	$(17,473)	$(20,599)

NOTE 12 - SUBSEQUENT EVENTS

Issuance of Stock:

On January 4, 2011, the Company satisfied a $5,000 accounts payable balance by issuing 18,518 shares of common stock of ecoTECH Energy Group Inc. to a utility company, based on a stock price of $0.27 per share. These shares contain an 18 month restriction from the date of issuance.

During February 2011, the Company raised $8,000 through the sale of 29,366 shares common stock via subscription agreements sold to three investors, based on a stock prices between $0.25 and $0.31 per share.

During February 2011, the Company established a private equity offering to Canadian investors to raise operating capital.  The offering was for “CRCE Flow-Through Shares” of common stock, whereas CRCE is defined under section 1219 of the Income Tax Regulations as “Canadian renewable and conservation expense” for the purposes of subsection 66.1(6) of the Canadian Income Tax Act. CRCE is included in calculating your Canadian Exploration Expense and is eligible to be renounced under a flow-through share agreement.  Investment in these shares allows for specific income tax benefits for Canadian individual filers, in which specific expenses incurred by the Company is passed through to these investors to recognize (pro-rated) on their individual Canadian income tax returns.

During March 2011, the Company raised $85,000 through the sale of 170,000 shares common stock via subscription agreements sold to six investors, based on a stock price of $0.50 per share.

Acquisition of Land:

On March 16, 2011, our wholly owned subsidiary, ecoTECH Energy Group (Canada) Inc., completed its acquisition of a parcel of land constituting the fractional south east ¼ of District Lot 5339 Cariboo District except Parcel A (n42430) and Plans 20852, 21079 and PGP38823 located in McBride, British Columbia.  We purchased the property from Tralee Investments Ltd for an aggregate purchase price of $250,000, of which $50,000 was paid in cash and the remaining $200,000 is subject to a mortgage from the seller.  There is no material relationship (other than in respect of the transaction) between us, our subsidiary purchaser and seller or any of our affiliates, or any of our directors, officers or any associate of any of our officers and directors.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 22, 2009, we dismissed Schumacher & Associates, Inc. the independent accountants previously engaged as the principal accountants to audit our financial statements. The decision to change accountants was approved by our Board of Directors.

Also effective on May 22, 2009, we engaged dbbmckennon, Certified Public Accountants, as our independent certified public accountants. The decision to change accountants was approved by our Board of Directors.

Schumacher & Associates, Inc. audited our financial statements for our fiscal years ended August 31, 2008 and 2007. The audit report of Schumacher & Associates, Inc. on our financial statements for the fiscal years stated above (the "Audit Period") did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles, other than reflecting an uncertainty as to the Company's ability to continue as a going concern. During the Audit Period, and through May 22, 2009, there were no disagreements with Schumacher & Associates, Inc. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountants, would have caused it to make reference to the subject matter of the disagreements in connection with its report, and there were no reportable events as described in Item 304(a)(1)(v) of Regulation S-K.

We provided a copy of this disclosure to Schumacher & Associates, Inc. and requested  that the former  accountants  furnish us with a letter addressed to the Securities and Exchange  Commission  stating whether they agree with the statements made by the Registrant, and, if not, stating the respects in which they do not agree. A copy of the letter was attached as Exhibit 16.1 to our Current Report on Form 8-K filed with the SEC on June, 1, 2009.

During the two most recent fiscal years, or any subsequent interim period prior to engaging dbbmckennon, we nor anyone acting on our behalf consulted with dbbmckennon regarding (i) the application of accounting principles to a specific completed or contemplated transaction, or (ii) the type of audit opinion that might be rendered on the Company's financial statements where either written or oral advice was provided that was an important factor considered by the Company in reaching a decision as to the accounting, auditing, or financial reporting issue, or (iii) any matter that was the subject of a disagreement with the Company's former accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the former accountant, would have caused it to make reference to the subject matter of the disagreements in connection with its audit report.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were not effective as of December 31, 2010 (the end of the period covered by this Annual Report on Form 10-K).

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

Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring, based on the framework in    Internal Control – Integrated Framework,   issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).  As of December 31, 2010, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 was not effective, as more fully described below. This was due to the size of the deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that the Company’s management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of formal review process for our financial information and related disclosures; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (3) inadequate segregation of duties consistent with control objectives; and (4) lack of policies and procedures relating to issuances of our common stock. The aforementioned material weaknesses were identified by the Company’s Chief Financial Officer in connection with the review of our financial statements as December 31, 2010 and communicated the matters to our management.  Management believes that the material weaknesses set forth above did not affect the Company’s financial results.

We are committed to improving our financial organization. As part of this commitment, we will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to the Company.  Preparing and implementing sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the company may encounter in the future.

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

Changes in Internal Control Over Financial Reporting

During our fiscal quarter ended December 31, 2010, there were no significant changes in our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, or in other factors that could significantly affect these controls subsequent to the evaluation date.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, and positions of the Company’s executive officers and directors as of March 31, 2011. Executive officers are elected annually by the Company’s Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by the Company’s shareholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his earlier resignation or removal.Unless otherwise indicated below, all officers and directors were elected or appointed on November 12, 2010.

NAME	AGE	POSITION
Executive Officers and Directors:

C. Victor Hall	65	Chairman, Chief Executive Officer
Erik Odeen (1)	44	Chief Financial Officer, Treasurer, Secretary and Director
Stuart Mason	49	Chief Operating Officer
Terence J. Ferguson	57	Executive Vice President, Business Development and Director
John Matthews	65	Executive Vice President, Engineering, and Director
Anne Sanders	52	Vice President, Administration and Director

(1)	Mr. Odeen was appointed as a director on February 23, 2009 and as an officer on February 26, 2009.

Biographical Information

The following summarizes the occupation and business experience for the Company’s officers, directors, and key employees

C. Victor Hall, Chairman, Chief Executive Officer.  Mr. Hall was appointed as our Chairman and Chief Executive Officer on November 12, 2010 upon closing of the Acquisition.  From 2007 until the closing of the Acquisition, Mr. Hall was employed by ecoTECH (Canada) as its Chief Executive Officer.  From 2001-2007, Mr. Hall was employed as an officer of ecoTECH Waste Management Systems (1991) Inc.

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

Stuart Mason, Chief Operating Officer.    Mr. Mason was appointed as our Chief Operating Officer in November 2010.  From 2003 to 2010,  Mr. Mason was employed as a Technical Logistics Specialist for Catalyst Pater Corp.

Terence J. Ferguson, Executive Vice President, Business Development and Director.  Mr. Ferguson was appointed as our Executive Vice President, Business Development and as a Director in connection with the consummation of the Acquisition.  From 2007 until the closing of the Acquisition, Mr. Ferguson was employed by ecoTECH (Canada) as its Executive Vice-President.  From 2001-2007, Mr. Ferguson was employed by ecoTECH Waste Management Systems (1991) Inc.

John Matthews, Executive Vice President, Engineering and Director.  Mr. Matthews was appointed as our Executive Vice President, Engineering and as a Director in connection with the consummation of the Acquisition.  From 2007 until the closing of the Acquisition, Mr. Matthews was employed by ecoTECH (Canada) as its Executive Vice-President.  From 2001-2007, Mr. Matthews was employed as an officer of ecoTECH Waste Management Systems (1991) Inc.

Anne Sanders, Vice President, Administration and Director.  Ms. Sanders was appointed as our Vice President, Administration and as a Director in connection with the consummation of the Acquisition.  From 2007 until the closing of the Acquisition, Ms. Sanders was employed by ecoTECH (Canada) as its Vice-President.  From 2001-2007, Ms. Sanders was employed as an officer of ecoTECH Waste Management Systems (1991) Inc.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past five years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

•
been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated or

•	has had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time.

Family Relationships

There are no family relationships among the individuals comprising our board of directors, management and other key personnel.

Board Committees

The Board intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an "audit committee financial expert." Additionally, the Board is expected to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee. Until further determination by the Board, the full Board will undertake the duties of the audit committee, compensation committee and nominating committee. Our CFO, Erik Odeen, CPA, CFE, is the financial expert serving on the Board of Directors.

Code of Ethics

The Company has implemented a Code of Conduct and A Code of Ethics for Senior Management, which are both located on our website www.ecotechenergygroup.com. The Company's management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations. We believe our codes are reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the codes. We will provide to any person without charge, upon request, a copy of our code of ethics.  Requests may be directed to our principal executive offices at 800 Fifth Avenue, Suite 4100, Seattle, WA 98104.

Director Independence

Our Board of Directors has determined that currently none of it members qualify as “independent” as the term is used in Item 407 of Regulation S-B as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200. The chairman of the board is also an officer of the Company. The Company plans to appoint an outside director in the future.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires directors, executive officers, and stockholders holding more than 10% of any class of equity security registered under Section 12 of the Securities Exchange Act, of 1934, as amended, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock.  Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.  To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended December 31, 2010, all Section 16(a) reports required to be filed by our executive officers, directors, and greater-than-10% stockholders were filed on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and its other executive officers (“Named Executive Officers”) for services rendered during the years ended December 31, 2010, 2009, and 2008.

Summary Compensation Table

					Stock		Option	All Other
Name and Position	Year	Salary(1)		Bonus	Awards ($)		Awards ($)	Compensation		Total ($)
C. Victor Hall	2010	$145,605	(2)	—	$8,960,000	(3)	—	$2,400	(4)	$9,108,005
Chief Executive Officer	2009	$126,762	(2)	—	$4,176,384	(3)	—	—		$4,303,146

Erik Odeen	2010	$125,000	(12)	—	$64,000	(13)	—	$2,000	(4)	$191,000
Chief Financial Officer	2009	$98,000	(12)	—	—		—	—		$98,000
(since February 2009)

Stuart Mason	2010	$19,414	(5)	—	$8,159		—	$2,000	(4)	$29,573
Chief Operating Officer (since November 2010)	2009	—		—	—		—	—		—

Terence Ferguson	2010	$93,187	(6)	—	$1,920,000	(7)	—	$1,800	(4)	$2,014,987
Executive Vice President	2009	$84,508	(6)	—	$783,072	(7)	—	11,347	(4)	$878,927

John Matthews	2010	$93,187	(8)	—	$1,920,000	(9)	—	$1,800	(4)	$2,014,987
Executive Vice President	2009	$84,508	(8)	—	783,072		—	—		$867,580

Anne Sanders	2010	$93,187	(10)	—	$2,560,000	(11)	—	$1,800	(4)	$2,654,987
Vice President	2009	$84,508	(10)	—	$1,305,120	(11)	—	—		$1,389,628

(1)
Mr. Hall’s salary during the period above was CAD$12,000 month.  Mr. Ferguson, Mr. Matthews and Ms. Sanders’ salaries during the periods above was CAD$8,000.  The amounts set forth in table have been adjusted to reflect $US for each such period.  Effective November 2010, Mr. Hall’s salary was increased to CAD$15,000 per month.

(2)	$133,605 and $100,494 has been accrued but not paid for the years ended December 31, 2010 and 2009, respectively.

(3)
28,000,000 and 16,000,000 shares of our common stock were issued to Mr. Hall in January 2010 and 2009, respectively.  The value represents the compensation costs of stock issuances for financial reporting purposes for the year under ASC 718.

(4)	Represents amount allocated for a car allowance.

(5)	Accrued but not paid.

(6)	$90,187 and $72,184 has been accrued but not paid for the years ended December 31, 2010 and 2009, respectively.

(7)
6,000,000 and 3,000,000 shares of our common stock were issued to Mr. Ferguson in January 2010 and 2009, respectively.  The value represents the compensation costs of stock issuances for financial reporting purposes for the year under ASC 718.

(8)	$84,287 and $70,467 has been accrued but not paid for the years ended December 31, 2010 and 2009, respectively.

(9)
6,000,000 and 3,000,000 shares of our common stock were issued to Mr. Matthews in January 2010 and 2009, respectively.  The value represents the compensation costs of stock issuances for financial reporting purposes for the year under ASC 718.

(10)	$89,187 and $62,765 has been accrued but not paid for the years ended December 31, 2010 and2009, respectively.

(11)
8,000,000 and 5,000,000 shares of our common stock were issued to Ms. Sanders in January 2010 and 2009, respectively.  The value represents the compensation costs of stock issuances for financial reporting purposes for the year under ASC 718.

(12)	$125,000 and $57,445 have been accrued but not paid for the years ended December 31, 2010 and 2009, respectively.

(13)
1,600,000 shares of our common stock were issued to Mr. Odeen for the year ended December 31, 2010. The value represents the compensation costs of stock issuances for financial reporting purposes for the year under ASC 718. This amount does not include issuance of 5,400,000 shares of ecoTECH (Canada) Class A common shares to Mr. Odeen in satisfaction of $42,000 in consulting services rendered from July 1, 2010 through August 31, 2010. The fair market value of these shares, based on $0.32 per share, was $1,728,000.

Director Compensation

None of our directors received any compensation for services as directors during the three (3) most recently completed fiscal years.

Outstanding Equity Awards at Fiscal-Year End

There were no outstanding equity awards at the end of our last fiscal year.

Potential Payments upon Termination

None.

Employment Agreements

We do not have any employment agreements with any of our executive officers or directors.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to us with respect to the beneficial ownership (as defined in Instruction 4 to Item 403 of Regulation S-K under the Securities Exchange Act of 1934) of our common stock immediately following the completion of the Acquisition by (i) each person who is known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group. Except as otherwise listed below, the address of each person is 800 Fifth Avenue, Suite 4100, Seattle, WA 98104.

Name And Address	Number Of Shares Beneficially Owned (1)	Percentage Owned (2)
Directors and Officers:

C. Victor Hall (3)	49,033,929	25.1%
Anne Sanders (3)	15,189,732	7.78
Erik Odeen	15,075,000	7.72
John Matthews (3)	11,189,732	5.73
Terence Ferguson (3)	10,689,732	5.48
Stuart Mason (3)	593,750	*
All directors and officers as a group (5 person)	101,771,878	51.84%
 *Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants which are exercisable or convertible at or within 60 days ofMarch 22, 2011, the dateof the Acquisition are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

(2) Based upon 195,480,677 shares of common stock issued and outstanding on March 30, 2011.

(3) The address is 101-26633 Gloucester Way, Langley, BC V4W 3S8.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

In connection with the consummation of the Acquisition, we entered into that certain Business Combination Agreement.

On August 5, 2010, ecoTECH (Canada) issued 5,400,000 shares of its Class A common shares to Erik Odeen in satisfaction of $42,000 in consulting services rendered from July 1, 2010 through August 31, 2010.  Mr. Odeen is a director and officer of ecoTECH. The fair market value of these shares, based on $0.32 per share, was $1,728,000.

On February 11, 2010, three directors of the predecessor company (of which two were also officers of the Company – CEO and COO) stepped down from their positions and left the Company. These three directors voluntarily relinquished their cumulative 24 million shares of restricted common stock to the Company treasury.  Additionally, they forgave cumulative accrued salaries and related expenses totaling approximately $87,040.

On May 28, 2010, 1,600,000 restricted shares of common stock were issued to our CEO/CFO, Erik Odeen, as compensation for reaching specific business plan objectives and for deferring his salary ongoing until the Company is in a stronger financial position. The Company recorded stock compensation expense of $64,000 as a result of this transaction, based on current market price of the stock.

Director Independence

For our description of director independence, see “Director Independence” under the section entitled “Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act” above.

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

The aggregate fees billed for the most recently completed fiscal year ended December 31, 2010 and for fiscal year ended December 31, 2009 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

	Years Ended
	December 31, 2010	December 31, 2009
Audit Fees	$32,900	$36,750
Audit Related Services Fees	41,000	-
Tax Fees	1,000	3,000
Total	$74,900	$39,750

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           We have filed the following documents as part of this Annual Report on Form 10-K:

1. Financial Statements

	Report of Independent Registered Public Accounting Firm	21
	Financial Statements:
	Balance Sheets	22
	Statements of Operations	23
	Statements of Stockholders’ Deficit	24
	Statements of Cash Flows	25
	Notes to Financial Statements	26-35

2.	Financial Statement Schedules: None

3.	Exhibits: See the Exhibit index below

2.1
Business Combination Agreement dated as of November 12, 2010 by and among Sea 2 Sky Corporation, ecoTECH Energy Group (Canada) Inc. and 7697112 Canada Corp., attached as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2010 and incorporated by reference herein.

3.1
Articles of ecoTECH Energy Group (Canada) Inc., attached as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2010 and incorporated by reference herein.

3.2
Bylaws of ecoTECH Energy Group (Canada) Inc., attached as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2010 and incorporated by reference herein.

3.3	Articles of Amalgamation., attached as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2010 and incorporated by reference herein.

10.1	Lease dated February 29, 2008, attached as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2010 and incorporated by reference herein.
10.2
Buy/Sell Supply Agreement dated May 7, 2010 between ecoTECH and Putersultants, attached as an exhibit to our Current Report on Form 8-K filed with the Securities and Exchange Commission on November 12, 2010 and incorporated by reference herein.

21	Subsidiaries.

31.1	Certification of C. Victor Hall pursuant to Rule 13a-14(a), filed herewith.

31.2	Certification of Erik Odeen pursuant to Rule 13a-14(a), filed herewith.

32.1	Certification of C. Victor Hall pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

32.2	Certification of Erik Odeen pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ecoTECH Energy Group Inc.

By:	/s/ C. Victor Hall
C. Victor Hall
President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ C. Victor Hall	President and Director	March 31, 2011
C. Victor Hall	(Principal Executive Officer)

/s/ Erik Odeen	Chief Financial Officer and Director	March 31, 2011
Erik Odeen	(Principal Financial and Accounting Officer)

/s/ Anne Sanders	Vice President and Director	March 31, 2011
Anne Sanders