Form 10-Q
period 2011-03-31
ecoTECH Energy Group Inc.
filed 2011-05-16
CIK 1381341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______to______.
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

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Larger accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 15, 2011, the registrant had 195,490,599 shares of its common stock issued and outstanding.

Documents incorporated by reference: None

ECOTECH ENERGY GROUP INC.

FORM 10-Q

March 31, 2011

ITEM 1. FINANCIAL STATEMENTS

ecoTECH Energy Group, Inc.
(A Development-Stage Company)
CONSOLIDATED BALANCE SHEETS
(unaudited)

	March 31, 2011	December 31, 2010
Assets
Current assets:
Cash	$3,560	$12,262
Prepaid expenses	7,508	7,311
Due from related parties	3,135	3,055
Total current assets	14,203	22,628

Property, plant and equipment, net (Note 4)	415,843	180,039
Deposits	24,154	60,033
Total assets	$454,200	$262,700

Liabilities and stockholders’ deficit
Current liabilities:
Accounts payable	$638,603	$503,883
Accounts payable – related party	95,944	110,542
Accrued liabilities (Notes 5 and 10)	1,889,160	1,596,213
Notes payable to related parties (Note 6)	78,012	85,193
Total current liabilities	2,701,719	2,295,831

Note payable (Note 5)	205,660	-
Total liabilities	2,907,379	2,295,831

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Common stock, $0.001 par value (Note 9), 675,000,000 shares authorized; 195,450,599 and 195,233,427 shares issued and outstanding at March 31, 2011 and December 31, 2010, respectively.	195,451	195,233
Additional paid-in capital	29,468,205	29,392,934
Accumulated other comprehensive income	2,499	2,499
Cumulative foreign currency translation adjustment (Note 9)	(182,331)	(125,745)
Deficit accumulated during the development stage	(31,937,003)	(31,498,052)
Total stockholders’ deficit	(2,453,179)	(2,033,131)
Total liabilities and stockholders' deficit	$454,200	$262,700

The accompanying notes are an integral part of these statements

ecoTECH Energy Group, Inc.
 (A Development-Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(unaudited)

	From November 28, 2007 (Inception) to March 31,	For the Three Months Ended March 31,	For the Three Months Ended March 31,
	2011	2011	2010

Revenues	$-	$-	$-

Operating expenses:
General and administrative, including stock compensation of $24,821,952; $0; and $14,929,920 for the period from Inception through March 31, 2011, and for the three months ended March 31, 2011 and 2010, respectively.	28,469,231	426,501	15,116,232
Selling	2,085	2,085	-
Research and development	416,029	12,516	-
Total operating expenses	28,887,345	441,102	15,116,232

Operating loss	(28,887,345)	(441,102)	(15,116,232)

Other (income) and expense:
Loss on disposal of fixed assets	5,704	-	-
Interest expense (Note 7 )	2,240,862	9,431	7,982
Extinguishment of convertible debt (Note 7)	700,535	-	-
Other income	(83,217)	-	-
Net loss before income tax benefit	(31,751,229)	(450,533)	(15,124,214)

Income tax benefit (Note 2)	(49,654)	(11,582)	(17,289)

Net loss	(31,701,575)	(438,951)	(15,106,925)

Change in cumulative foreign currency translation adjustment	182,331	56,586	37,138

Comprehensive loss	$(31,883,906)	$(495,537)	$(15,144,063)

Basic and diluted loss per common share		$- *	$(0.16)
Weighted average common shares outstanding, basic and diluted		195,305,459	92,823,991

* Loss per share was less than $0.01

The accompanying notes are an integral part of these statements

ecoTECH Energy Group, Inc.
(A Development-Stage Company)
CONSOLIDATED STATEMENTS OF CASHFLOWS
(unaudited)

	From November
	28, 2007	For the Three	For the Three
	(Inception) to	Months Ended	Months Ended
	March 31,	March 31,	March 31,
	2011	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(31,701,575)	$(438,951)	$(15,106,925)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	163,841	16,696	10,992
Stock-based compensation	24,821,952	-	14,929,920
Accretion of beneficial conversion features	541,131	-	-
Loss on extinguishment of convertible debt	700,535	-	-
Financing costs	1,389,908	-	-
Income tax benefit on flow-through shares	(11,582)	(11,582)	-
Changes in operating assets and liabilities:
Prepaid expenses	(9,455)	-	(2,278)
Deposits	(20,020)	36,950	394
Accounts payable	935,916	107,279	21,027
Accrued liabilities	1,441,742	259,900	83,564
Net cash used in operating activities	(1,747,607)	(29,708)	(63,306)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in reverse acquisition	8,510	-	-
Purchase of property, plant and equipment	(391,390)	(51,415)	-
Net cash used in investing activities	(382,880)	(51,415)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable to related parties	153,950	-	-
Proceeds from sale of common stock	641,707	8,046	22,092
Proceeds from sale of flow-through shares	183,472	73,833	-
Proceeds from sale of convertible debentures	1,137,581	-	-
Payments on convertible debentures	39,482	-	-
Loans from related parties	(24,071)	-	44,406
Payments on notes payable - related parties	(19,028)	(9,345)	-
Net cash provided by financing activities	2,113,093	72,534	66,498

Foreign currency effect on cash	20,954	(113)	(1,888)

Net increase (decrease) in cash and cash equivalents	3,560	(8,702)	1,304
Cash and cash equivalents, beginning balance	-	12,262	195
Cash and cash equivalents, ending balance	$3,560	$3,560	$1,499

Supplemental disclosure of cash flow information:
Cash paid for interest	$4,771	$-	$-
Cash paid for income taxes	$-	$-	$-
Supplemental disclosure of non-cash investing and financing activities :
Fair value of beneficial conversion feature of convertible debentures	$544,307	$-	$-
Conversion of debentures into common stock	$1,116,391	$-	$-
Premium on flow-through shares	$36,306	$-	$-
Shares issued to extinguish debt	$99,138	$-	$-
Accounts payable settled through the issuance of stock	$5,037	$5,037	$-
Note payable issued to acquire land	$205,660	$205,660	$-

The accompanying notes are an integral part of these statements

ecoTECH Energy Group, Inc.
(A Development-Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BUSINESS

We are a development-stage renewable energy company which plans to manufacture biomass-fuelled combined heat and power (CHP) stations that produce renewable and sustainable “green” energy products. Over the past 30 years, ecoTECH Energy Group, Inc. (“ecoTECH”) executives have developed and refined a “proprietary thermal gasification” technology to create clean-burning waste-to-energy cogeneration Power Stations. This combined heat and power (CHP) technology produces: (i) electricity, which can be channeled to utilities and end-users via the electrical infrastructure grid (the “Grid”); and (ii) heat which can be used to fuel a torrefied biomass briquette manufacturing facility, allowing for a “green-fuel” offering and related revenue stream. ecoTECH will specialize in the development and operation of CHP Power Stations and intends to build five CHP Power Stations in North American in the next five to seven years. In March 2011, the Company acquired land which it intends to utilize to build its first production plant if construction and equity capital is raised by management.

NOTE 2 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of ecoTECH have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in the Form 10-K filed with the SEC. In the opinion of Management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to our consolidated financial statements which substantially duplicate the disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2010 have been omitted.

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

Property, Plant and Equipment

Land acquired by purchase is recorded at cost. The amount recorded includes the cost of the land, as well as any related acquisition costs.

Flow-Through Shares Financing

The Company has financed a portion of its development-stage activities through the issue of flow-through shares, which transfer the Canadian tax deductibility of exploration expenditure to the investor. Proceeds received from the issuance of such shares are allocated between the offering of shares and the sale of tax benefits. The allocation is made based on the difference between the price of the existing shares and the amount the investor pays for the shares. A liability is recognized for the difference. Resource expenditure deductions for income tax purposes related to exploration and development activities funded by flow-through share arrangements are renounced to investors in accordance with the income tax legislation in Canada. On such renunciation, a deferred tax liability is created and the liability recognized at issuance reversed. The Company recognized the benefit of tax losses (based on a combined Canadian federal and provincial rate of 13.5%) to offset the deferred tax liability resulting in an income tax recovery. During the three months ended March 31, 2011, the flow through shares sold generated a current income tax benefit of $11,582, as reflected in the accompanying statements of operations and comprehensive loss.

NOTE 3 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company has losses and used cash from operating activities from Inception to March 31, 2011 of $1,747,607. At March 31, 2011, the Company had limited available capital. These matters raise substantial doubt about the Company’s ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheets are dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations. The Company requires additional capital of approximately $600,000 to $1,200,000 to continue its development activities and provide working capital for general corporate purposes for the next 12 months. In addition, the Company needs to obtain financing of approximately $160,000,000 for the construction of the proposed 60 Megawatt plant. There is no assurance that our capital raising plans will be successful in obtaining sufficient funds to assure the eventual profitability of the Company. We believe that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from these uncertainties.

NOTE 4 – PROPERTY, PLANT AND EQUIPMENT

Acquisition of Land

On March 16, 2011 our wholly owned subsidiary, ecoTECH Energy Group (Canada) Inc., completed its acquisition of a parcel of land constituting the fractional south east ¼ of District Lot 5339 Cariboo District except Parcel A (n42430) and Plans 20852, 21079 and PGP38823 located in McBride, British Columbia. We purchased the property from Tralee Investments Ltd for an aggregate purchase price of $257,075, of which $51,415 was paid in cash and the remaining $205,660 is subject to a mortgage from the seller. There is no material relationship (other than in respect of the transaction) between us, our subsidiary purchaser and seller or any of our affiliates, or any of our directors, officers or any associate of any of our officers and directors.

The mortgage consists of a $205,660 simple interest note agreement, secured by the land, which accrues interest at 8% annually, to be calculated monthly, but not in advance, over a two year term expiring March 15, 2013. Interest only payments of $1,587 are due monthly, with a balloon payment at expiration. As of March 31, 2011, accrued interest of approximately $800 has been recorded in relationship to this note.

Property, plant and equipment consist of the following:

	March 31, 2011	December 31, 2010

Land	$257,075	$-
Computer hardware	110,458	110,458
Computer software	23,904	23,904
Furniture and fixtures	20,043	20,043
Equipment	33,463	33,463
Leasehold improvements	139,600	139,600
Website	14,463	14,463
Less accumulated depreciation	(183,163)	(161,892)

Total property, plant and equipment, net	$415,843	$180,039

Depreciation expense for the period from Inception to March 31, 2011, and the three months ended March 31, 2011 and 2010, was $163,841, $16,696 and $10,992, respectively.

NOTE 5 – ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:

	March 31, 2011	December 31, 2010

Accrued interest	$20,154	$18,832
Accrued wages and payroll taxes	1,550,225	1,302,381
Accrued consulting fees	300,000	275,000
Accrued other	18,781	-

Total accrued liabilities	$1,889,160	$1,596,213

Accrued liabilities balances reflected above include interest accrued on note payable and convertible debenture balances outstanding, accrued payroll and related payroll taxes, accrued fees due to an external consulting firm, and the flow-through share premium liability which represents a premium payment paid by investors for shares of common stock purchased under a tax-advantage program. The Company must record this premium until they comply with the provisions of the Canada Revenue Agency (“CRA”) program by submitting an annual form containing eligible expenses submitted for tax exemption, thus renouncing the tax benefit.

NOTE 6 - NOTES PAYABLE TO RELATED PARTIES

On February 5, 2009, the Company borrowed $99,137 from a shareholder for operating capital, and agreed to repay the principal plus 10% annual interest in 90 days. On September 8, 2009 the note was amended to pay interest at 20% interest per annum and matured in 90 days. Upon default, the note continues to earn 20% per annum. On November 1, 2010, the note holder converted the principal balance into 312,500 shares of private company common stock (pre-acquisition). The Company has paid $9,707 of the $27,959 interest accrued since note Inception. Accrued interest of $18,832 remains to be paid as of March 31, 2011.

On November 17, 2009, the Company borrowed $34,151 from a shareholder for operating capital. This loan was non-interest bearing and did not have a specific maturity date. Management did not impute interest as such amount was not deemed significant. As of March 31, 2011, the Company has not repaid any of the principal balance.

NOTE 7 – CONVERTIBLE DEBENTURES

During fiscal 2009 and 2008, the Company financed a portion of its development-stage activities through the issuance of convertible debentures. These 10% debentures were convertible into the Company’s common stock at a 33% discount off of its per-share price, which due to fluctuating exchange rates, ranged between $0.25 and $0.33. All debentures had a three-month maturity and were convertible at the option of the holder upon issuance. During fiscal 2009 and 2008, the Company raised $1,137,581 through these debentures. The debentures were immediately discounted 50% due to the beneficial conversion feature, and this discount was amortized to interest expense during fiscal 2009 and 2008.

In 2009, the Company offered each debenture holder additional shares in lieu of accrued interest, at the rate of 50% of their post conversion number of shares. All participants agreed, except as noted below. As a result, an additional 153,060 shares of common stock were issued. Accordingly, the Company recorded an additional $700,535 in loss on extinguishment of debt during 2009. With the exception of one debenture holder, all debentures were individually converted, approximately 90 days after issuance.

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

Actual office rent expense, including all applicable taxes and operating costs, for the period from Inception to March 31, 2011, and the three months ended March 31, 2011 and 2010, were $275,338, $23,345 and $29,629, respectively.

Litigation

The Company is involved in claims and litigation from time to time in the normal course of business. Management of the Company believe there are no matters pending that are expected to have a material adverse effect on the business of the Company, their financial condition, results of operations or cash flows.

NOTE 9 – STOCKHOLDERS’ DEFICIT

The Company has one class of stock:

1.
Common Stock, $0.01 par value, 675,000,000 shares authorized; 195,450,599 and 195,233,427 shares issued and outstanding as of March 31, 2011 and December 30, 2010, respectively. The Company does not have any preferred stock.

On the effective merger date (November 12, 2010), ecoTECH Energy Group (Canada), Inc. had approximately 110 million shares of Class A common stock issued and outstanding; all of these shares were exchanged for Sea 2 Sky common stock on a one-for-one exchange basis. These shares contain an 18 month restriction from the date of issuance.

As of March 31, 2011, there were 195,450,599 shares of common stock issued and outstanding, held by approximately 110 shareholders, including 101,178,125 shares owned by the directors/control group.

The Company accounted for employee stock-based compensation in accordance with ASC Topic 718 Compensation – Stock Compensation. Because there has been no public market for the Company's common stock, the amount of the compensatory charge was based on prevailing sales price of the stock since Inception. The determination of stock-based compensation is inherently highly uncertain and subjective and involves the application of discounts deemed appropriate to reflect the lack of marketability of the Company's securities – which have not been considered in our basis for calculation. If the Company had made different assumptions, its stock-based compensation expense and relative net loss could have been significantly different.

Issuance of Stock

On January 4, 2011, the Company satisfied a $5,037 accounts payable balance by issuing 18,518 shares of common stock of ecoTECH Energy Group, Inc. to a utility company, based on a stock price of approximately $0.27 per share. These shares contain an 18 month restriction from the date of issuance.

During February 2011, the Company raised $8,046 through the sale of 29,366 shares common stock via subscription agreements sold to three investors, based on a stock prices between $0.25 and $0.31 per share.

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

During March 2011, the Company raised $86,926 through the sale of 169,208 shares common stock via subscription agreements sold, under guidelines of the Canadian Renewable Conservation Expense program (“CRCE”) to six investors, based on a stock price of approximately $0.51 per share, for which $13,093 in commissions were paid relative to the sale of this stock. In accordance with the sale of CRCE “flow through shares”, the Company recognized an income tax credit of $11,582 at March 31, 2011, on the accompanying statement of operations contained herein.

Foreign Currency Translation

The exchange rates used to translate amounts in CAD$ into U.S. Dollars for the purposes of preparing the consolidated financial statements were as follows: As of March 31, 2011 and December 31, 2010, the Company used the period-end rates of exchange for assets and liabilities of CAD$1 to US$1.0283 and CAD$1 to US$1.0015, respectively.

For the three months ended March 31, 2011 and 2010, the Company used the period’s average rate of exchange to convert revenues, costs, and expenses of CAD$1 to US$1.0136 and CAD$1 to US$0.9605, respectively.

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

NOTE 11 - SUBSEQUENT EVENTS

Issuances of Stock

During April 2011, we sold 40,000 flow-through shares of common stock to two investors for total cash payment of $20,800, net of $3,135 in commissions and marketing fees paid.

Montana Division

During April 2011, the Company established an operating division in Montana to engage in operations across the state to manufacture biomass energy and grow / distribute our horticulture products. We have hired three new members to ecoTECH’s management team to head-up the Montana division, and have leased office space in Butte, Montana on a month-to-month basis, for $1,500 per month.

Also during April 2011, we entered into a Memorandum of Understanding (“MOU”) with Wayzata Investment Partners, LLC (“Wayzata”) to negotiate a purchase agreement with Thompson River Power, LLC (“TRP”) and its manager, Wayzata, for the acquisition of 100% of the equity interests in TRP. The Company has entered into a Due Diligence Phase related to this MOU, and hopes to solidify it into a binding agreement once completed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information and discussion should be read in conjunction with such consolidated financial statements and notes thereto. Additionally, this Management’s Discussion and Analysis of Financial Condition and Results of Operation contains certain statements that are not strictly historical and are “forward-looking” statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Actual results may differ materially from those projected in the forward-looking statements due to other risks and uncertainties that exist in the Company’s operations, development efforts and business environment, the other risks and uncertainties described in the section entitled “Cautionary Note Regarding Forward-Looking Statements” at the front of this Report on Form 10-Q, and our “Risk Factors” section herein. All forward-looking statements included herein are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement.

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

On November 12, 2010, pursuant to the terms of a business combination agreement, we acquired 100 percent of the issued and outstanding common stock of ecoTECH (Canada), Inc. for approximately 110 million shares of our common stock, which were distributed to the shareholders of the acquired company. ecoTECH (Canada) was amalgamated with 7697112 Canada Corp., a federally incorporated company that was our wholly owned subsidiary, and as a result of this amalgamation, ecoTECH (Canada) became our wholly owned subsidiary. ecoTECH (Canada) has no subsidiaries and is not a reporting issuer in any jurisdiction of Canada or the United States.

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

We maintain our corporate headquarters at 800 Fifth Avenue, suite 4100, Seattle, Washington, 98104, and our telephone number is (877) 732-2759.

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

PLAN OF OPERATIONS

Currently, our development stage operations have been funded through the sale of our stock in private equity transactions. We plan to raise additional funds through Federal and State grants, loan guarantees, and project debt financings or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance that we will be successful in raising additional capital or achieving profitable operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

McBride, British Columbia, Canada

On March 16, 2011, we finalized the purchase of land for the planned first plant location in McBride, British Columbia. The land will be used for one of the Company’s biomass energy production plants along with hydroponic greenhouses and fish propagation facilities, scheduled for start of construction during mid-2011. Additionally, this land is adjacent to another similar sized parcel of land which the Company is in negotiations with, for a second project which it hopes to announce in the near future.

During the following months, the Company plans to fund the construction of its first CHP Power Station projects in McBride, British Columbia, Canada, through debt financing (acquired, subject to successful due diligence) and private placement equity funding, obtaining the estimated $160 million in capital required for completion of this two-phase project. Through proprietary thermal gasification technology, this plant is expected to create a total of 60 MW/hour of electricity which can be channeled via the Grid to utilities and end-users; and heat which can be used to fuel ancillary operations such as large scale (four-hectare) hydroponic greenhouses, and food fish propagation facilities. The Company has already secured long-term large-tonnage biomass fuel source agreements to fuel the plants. Once completed, projected combined revenue is estimated to be in excess of $106 million annually, with a corresponding return on investment (“ROI”) of between 26-28%.

Montana

During April 2011, after receiving endorsement by the Governor’s office of Economic Development, the Company established an operating division in Montana to engage in operations across the state to manufacture biomass energy and grow / distribute our horticulture products. The Company has leased office space in Butte, Montana on a month-top-month basis. Additionally, the Company has hired the following three new members to ecoTECH’s management team:

Richard C. King, President Montana Division

Since June 2002, Mr. King has been with the Missoula Area Economic Development Corporation (MAECD) in Montana as President and CEO of the organization. The MAEDC administers an active economic development program, including a revolving loan fund program and is the lead economic development organization for Missoula County and the City of Missoula and the Certified Regional Development Corporation for the Missoula/Ravalli Region. Mr. King is also a very active in community involvement and sits on the Boards of the Missoula Children’s Theatre, Missoula Downtown Association, Playball Missoula, Missoula County Development Authority, Montana Economic Developers Association, Emmanuel Lutheran Church, and the Montana Facility Finance Authority.

Holli E. Parrow, Executive VP Finance Montana Division

Ms. Parrow has spent the past 10 years working for non-profit institutions focusing on the area of business administration, including fundraising and support from both public and private sectors. She brings a great deal of experience in public relations, project coordination skills, and management abilities to drive fourth the goals in accordance with the values and mission of ecoTECH Energy Group Montana. Most recently, Ms. Parrow focused her efforts on a project that reinstated and created jobs in Jefferson County, Montana and assisted in the location of $50 million American Recovery & Reinvestment (ARRA) Recovery Zone Facility Bond authority by the County to a large scale private development project that will provide employment and economic impact to Jefferson County.

Larry Wilbert, Executive VP Operations Montana Division

Mr. Wilbert has established a prominent presence in the Montana timber industry and is a long term member of the MLA (Montana Logging Association), as well as a member of the ALPS (Accredited Logging Professionals). In the mid 1990’s Larry and his team invented the Proteus revolutionary all-terrain fire fighting vehicle. In addition, Mr. Wilbert’s company received an award from the American Cement Association for his design of a rough terrain cement pouring machine.

Also during April 2011, we entered into a Memorandum of Understanding (“MOU”) with Wayzata Investment Partners, LLC (“Wayzata”) to negotiate a purchase agreement with Thompson River Power, LLC (“TRP”) and its manager, Wayzata, for the acquisition of 100% of the equity interests in TRP. The Company has entered into a Due Diligence Phase related to this MOU, and hopes to solidify it into a binding agreement once completed.

During fiscal 2010, we signed a letter of intent agreement with the Northern Cheyenne Tribe of Montana to negotiate and enter into definitive agreements for the location and operating of a 36MW biomass fuelled power-plant on certain fee lands adjacent to the Northern Cheyenne Reservation. The agreement would provide for political and economic support, reservation biomass, labor contracting, land and water rights and many other mutual benefits.

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010

Revenues. We had no revenue for the three months ended March 31, 2011, and no revenue for the three months ended March 31, 2010. The lack of revenue in both periods is a direct reflection of the change of control and introducing a new focus and business plan. As the new Company meets its business plan goals, we expect to generate revenue in the future.

General and Administrative Expenses. Our general and administrative expenses decreased to $426,501 for the three months ended March 31, 2011, from $15,116,232 for the comparable period in 2010. The decrease during the three months ended March 31, 2011 was primarily attributable to the absence of share based compensation of $14,929,920 which was incurred during the comparable period in 2010. Absent of stock compensation, current period’s general and administrative expenses actually increased by $240,189, which was due to increasing the general and administrative expenses relative to pursuing its business focus.

Interest Expense. Our interest expense increased slightly over prior year to $9,431 for the three month period ended March 31, 2011, from $7,982 for the comparable period during 2010. This increase is attributable to increased borrowings during the period.

Loss from Operations. Our net loss from operations decreased to $441,102 for the three months ended March 31, 2011, from $15,116,232 for the comparable period in 2010. The decrease was primarily attributable to the decrease in stock compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $454,200 as of March 31, 2011, consisting of $3,560 in cash, $415,843 in net fixed assets, $24,154 in deposits, $7,508 in prepaid expenses, and $3,135 in other receivables. We had a working capital deficit of $2,687,516.

We had total liabilities of $2,907,379 as of March 31, 2011, consisting of $2,701,719 in current liabilities, which included $734,547 of accounts payable; accrued wages of $1,550,225; $300,000 in accrued consulting fees; $20,154 in accrued interest; accrued other of $18,781; and short term debt of $78,012. We had long term liabilities consisting of a land mortgage for $205,660.

We had a total stockholders’ deficit of $2,453,179 as of March 31, 2011, and an accumulated deficit as of March 31, 2011 of $31,937,003.

We had $29,708 in net cash used in operating activities for the three months ended March 31, 2011, which included $438,951 in net loss which was offset by $16,696 in depreciation; $107,279 in accounts payable; $259,900 in accrued liabilities; and $36,950 in deposits. This represents a decrease in cash used of $33,598 over prior year’s comparable period, which is primarily attributable to the increase in accounts payable balances and accrued salaries due to limited funds being available in the current period.

We had $51,415 in net cash used by investment activities, to purchase land, during the three months ended March 31, 2011.

We had $72,534 of net cash provided by financing activities for the three months ended March 31, 2011, which included $8,046 in proceeds from the sale of common stock and $73,833 in proceeds from the sale of flow-through shares; offset by $9,345 in payments on debt.

On March 16, 2011, we acquired land of which $205,660 was financed through a two year note at 8%.

Since we have no liquidity and have suffered losses, we depend to a great degree on the ability to attract external financing in order to conduct our business activities and in order that we have sufficient cash on hand to expand our operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. If we are unable to raise additional capital from conventional sources, including increases in related party loans and/or additional sales of additional stock, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitments to provide us with financing in the future, other than described above. Our independent registered public accounting firm included an explanatory paragraph raising substantial doubt about the Company’s ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Off-Balance Sheet Arrangements

None.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. They were deemed not effective due to adjustment and disclosure omissions identified by our Independent Registered Public Accounting firm. The Company will continue to take steps to identify matters of accounting and disclosure.

(b) Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting during our most recent fiscal quarter that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

INHERENT LIMITATIONS OF INTERNAL CONTROLS

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with the U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

-	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

-
provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with the U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

-
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Management does not expect that our internal controls will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Part II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

To the best of our knowledge, there are no known or pending litigation proceedings against us.

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Item 5 under our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 30, 2011 and incorporated herein by reference.

On January 4, 2011, we sold 18,518 shares of our common stock in consideration of full satisfaction of a $5,037 balance to a single non-U.S. person, based on a stock price of $0.27 per share. The sale was exempt under Regulation S of the Securities Act of 1933, as amended.

During February 2011, we sold 29,366 shares of our common stock to three non-U.S. persons, based on stock prices between $0.25 and $0.32 per share for aggregate proceeds of $8,046. The sale was exempt under Regulation S of the Securities Act of 1933, as amended.

During March 2011, we sold 169,208 shares of our common stock to six non-U.S persons based on a stock price of $0.51 per share for aggregate proceeds of $86,926. The sale was exempt under Regulation S of the Securities Act of 1933, as amended.

ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)

ITEM 5. OTHER INFORMATION

On May 10, 2011, Erik Odeen resigned from his positions of Chief Financial Officer, Secretary and Treasurer for the Company.  Concurrently, the Company’s Board of Directors unanimously approved the hiring of Barry Sheahan, C.A. as the new Chief Financial Officer.  Mr. Odeen resigned on good terms, suggesting that the Company would benefit by employing a Chief Financial Officer who resided near the Company’s primary operating facility and wholly owned subsidiary located in Langley, British Columbia, Canada.

Barry A. Sheahan, CA has been a Chartered Accountant for twenty five years, with twelve years prior experience in the financial services industry.  After receiving his designation in 1982, Mr. Sheahan developed a public and private industry accounting and tax practice with over 1,100 personal tax clients and numerous corporate clients.

He was associated with the Clean Energy Group of companies for eight years, initially as public accountant and consultant and served, since the inception in 1999 of Clean Energy Combustion Systems, Inc., a public company, served as its Chief Financial Officer and a director until early 2006.

In 2006, Mr. Sheahan returned to private accounting practice and served until late 2010 as Chief Financial Officer for Ansell Capital Corp., Fargo Capital Corp., Galaxy Capital Corp. and Parallel Resources Corp. , TSX listed CPC’s, as well as Cue Resources Corp., and Uranium Power Corp. also TSX listed public companies.

Since early 2010, Mr. Sheahan has served as CFO of the Ansan Group of Companies, involving several privately-owned companies which together form the largest traffic management service provider in the Lower Mainland.  During Mr. Sheahan’s tenure at Ansan, the company was awarded and successfully operated the traffic management for the 2010 Winter Olympics and has also initiated a paradigm-breaking province-wide contract with TELUS Communications Inc. to provide traffic management services throughout the Province of British Columbia.

Mr. Sheahan is also the President and shareholder of Clean Energy Research Inc. an independent research firm providing research and development services to clients.

ITEM 6. EXHIBITS

Item No.	Description	Method of Filing

31.1	Certification of Colin V. Hall pursuant to Rule 13a-14(a)	Filed herewith.

31.2	Certification of Barry Sheahan pursuant to Rule 13a-14(a)	Filed herewith.

32.1	Chief Executive Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.2	Chief Financial Officer Certification pursuant to 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ECOTECH ENERGY GROUP INC.

May 16, 2011	/s/ Colin V. Hall
Colin V. Hall
Chairman
Principal Executive Officer

ECOTECH ENERGY GROUP INC.

May 16, 2011	/s/ Barry Sheahan
Barry Sheahan
Chief Financial Officer
Principal Accounting Officer