Form 10-Q
period 2011-06-30
ecoTECH Energy Group Inc.
filed 2011-08-19
CIK 1381341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2011

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the transition period from ______to______
                        Commission File Number 333-138989

                            ecoTECH Energy Group Inc.
             (Exact name of registrant as specified in its charter)

           Nevada                                    98-0479847
----------------------------------        ---------------------------------
State or other jurisdiction                   (I.R.S. Employer Identifica-
incoporation or organization                           tion No.)

                 800 Fifth Avenue, Suite 4100, Seattle, WA 98104
               (Address of principal executive offices) (Zip Code)

                                  206-259-7867
               Registrant's telephone number, including area code.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes |_| No |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]                               Accelerated filer [ ]
Non-accelerated filer    [ ]                       Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of August 15, 2011, the registrant had 196,814,495 shares of its common stock issued and outstanding.

Documents incorporated by reference: None

                            ECOTECH ENERGY GROUP INC.

                                    FORM 10-Q


                                  June 30, 2011

                                TABLE OF CONTENTS

                                                                         Page

PART I-- FINANCIAL INFORMATION


Item 1.   Consolidated Financial Statements                                3
Item 2.   Management's Discussion and Analysis or Plan of Operations      14
Item 3.   Quantitative and Qualitative Disclosures About Market Risk      18
Item 4T   Control and Procedures                                          19

PART II -- OTHER INFORMATION

Item 1    Legal Proceedings                                               20
Item 1A   Risk Factors                                                    20
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds     20
Item 3.   Defaults Upon Senior Securities                                 20
Item 4.   (Removed and Reserved)                                          20
Item 5.   Other Information                                               21
Item 6.   Exhibits                                                        21

SIGNATURES                                                                22

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




                            ECOTECH ENERGY GROUP INC.
                          (A Development-Stage Company)



                        CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                                  JUNE 30, 2011


Financial Statements
                                                                  Page

         Consolidated Balance Sheets                               F-4

         Consolidated Statements of Operations and Comprehensive
                Loss                                               F-5

         Consolidated Statements of Cash Flows                     F-6 to F-7

         Notes to Consolidated Financial Statements                F-8 to F-13


                                    ECOTECH ENERGY GROUP INC.
                                  (A Development-Stage Company)

                                   CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)


                                                                                  June 30,              December 31,
                                                                                    2011                    2010
                                                                           ----------------------   --------------------

 ASSETS

 Current Assets
    Cash and cash equivalents                                               $            7,879      $           12,262
    Due from related parties                                                             3,123                   7,311
    Prepaid expenses                                                                     7,474                   3,055
                                                                           ----------------------   --------------------
    Total Current Assets                                                                18,476                  22,628
                                                                           ----------------------   --------------------

 Deposits                                                                               23,032                  60,033
 Property, plant and equipment, net (Note 4)                                           399,781                 180,039
                                                                           ----------------------   --------------------
 TOTAL ASSETS                                                               $          441,289      $          262,700
                                                                           ======================   ====================

 LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current Liabilities
     Accounts payable                                                       $          631,780      $          503,883
     Accounts payable - related parties                                                111,604                 110,542
     Accrued liabilities (Notes 5 and 9)                                             2,094,251               1,596,213
    Note payable to related parties (Note 6)                                           118,912                  85,193
                                                                           ----------------------   --------------------
    Total Current Liabilities                                                        2,956,547               2,295,831
                                                                           ----------------------   --------------------

 Notes payable (Note 4)                                                                204,760                       -
                                                                           ----------------------   --------------------
 TOTAL LIABILITIES                                                                   3,161,307               2,295,831

 Commitments and contingencies (Note 7)

 STOCKHOLDERS' DEFICIT

 Common Stock
     Common stock, $0.001 par value 675,000,000 shares authorized;
        196,809,384, and 195,233,427 common shares issued at
        June 30, 2011 and December 31, 2010, respectively.                             196,809                 195,233
     Additional paid-in capital                                                     30,099,469              29,392,934
     Accumulated other comprehensive income                                              2,499                   2,499
     Cumulative foreign currency translation adjustment (Note 9)                      (167,954)               (125,745)
    Deficit accumulated during the development stage                               (32,850,841)            (31,498,052)
                                                                           ----------------------   --------------------
    Total Stockholders' Deficit                                                     (2,720,018)             (2,033,131)
                                                                           ----------------------   --------------------

 TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $          441,289      $          262,700
                                                                           ======================   ====================

                The accompanying notes are an integral part of these statements.

                                               F-4


                                    ECOTECH ENERGY GROUP INC.
                                  (A Development-Stage Company)

                  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                           (Unaudited)
                                                                                                                 November 28,
                                       For the            For the            For the            For the              2007
                                     three-months       three-months        six-months        six-months         (Inception)
                                        ended              ended              ended              ended           to June 30,
                                    June 30, 2011      June 30, 2010      June 30, 2011      June 30, 2010           2011
                                    ---------------    ---------------    ---------------    --------------     ---------------

Revenues                         $               -  $               -  $               -  $              -   $               -

Operating Expenses
   General and administration              898,769            256,647          1,327,354        15,372,879          29,370,084
   Research and development                  4,927                  -             17,443                 -             420,956
                                    ---------------    ---------------    ---------------    --------------     ---------------
   Total operating expenses                903,696            256,647          1,344,797        15,372,879          29,791,040
                                    ---------------    ---------------    ---------------    --------------     ---------------

Operating Loss                            (903,696)          (256,647)        (1,344,797)      (15,372,879)        (29,791,040)

Other (Income) and Expenses
   Loss on disposal of fixed
   assets                                        -                  -                  -                 -               5,704
   Interest expense                         13,299             11,032             22,730            19,014           2,254,161
   Extinguishment of
   convertible debt                              -                  -                  -                 -             700,535
   Other income                                 (5)                 -                 (5)                -            (83,222)
                                    ---------------    ---------------    ---------------    --------------     ---------------

Net loss before income tax
benefit                                   (916,990)          (267,679)        (1,367,522)      (15,391,893)        (32,668,218)

Income tax benefit (Note 2)                 (3,151)              (122)           (14,733)          (17,411)            (52,805)
                                    ---------------    ---------------    ---------------    --------------     ---------------

Net Loss                                  (913,839)          (267,557)        (1,352,789)      (15,374,482)        (32,615,413)
                                    ===============    ===============    ===============    ==============     ===============

 Changes in cumulative foreign
 currency translation
 adjustment                                (14,377)           (42,973)            42,209            (5,835)             167,954
                                    ---------------    ---------------    ---------------    --------------     ---------------

Comprehensive Loss               $        (899,462)  $       (224,584)  $     (1,394,998)  $   (15,368,647)   $    (32,783,367)
                                    ===============    ===============    ===============    ==============     ===============

Basic and diluted loss per
common share                     $           (0.00)  $          (0.00)  $          (0.01)  $         (0.16)
                                    ===============    ===============    ===============    ==============

Weighted Average Number of
Shares Outstanding                     196,282,418        103,066,253        195,791,761        98,719,282
                                    ===============    ===============    ===============    ==============


                The accompanying notes are an integral part of these statements.
                                               F-5



                                    ECOTECH ENERGY GROUP INC.
                                  (A Development-Stage Company)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                                      For the
                                                         For the six-months         six-months           Cumulative from
                                                               ended                   ended            November 28, 2007
                                                              June 30,               June 30,             (Inception) to
                                                                2011                   2010               June 30, 2011

                                                        ---------------------     ----------------     ---------------------
Cash Flows From in Operating Activities
     Net loss                                       $            (1,352,789)  $      (15,374,482)  $           (32,615,413)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
     Depreciation                                                     33,713               28,326                   180,858
     Stock-based compensation                                        585,000           14,929,920                25,406,952
     Accretion of beneficial conversion features                           -                    -                   541,131
     Loss on extinguishment of convertible debt                            -                    -                   700,535
     Financing costs                                                       -                    -                 1,389,908
     Income tax benefit on flow-through shares                      (14,733)                    -                  (14,733)
Changes in operating assets and liabilities
     Prepaid expenses                                                      -              (9,493)                   (9,455)
     Deposits                                                         38,320             (15,852)                  (18,649)
     Accounts payable                                                150,468               75,604                   979,105
     Accrued liabilities                                             472,696              173,088                 1,654,537
                                                        ---------------------     ----------------     ---------------------
       Net Cash Used in Operating Activities                        (87,325)            (192,889)               (1,805,224)

Cash Flows From Investing Activities
    Cash received in reverse acquisition                                   -                    -                     8,510
    Purchase of property, plant and equipment                       (51,415)                    -                 (391,390)
                                                        ---------------------     ----------------     ---------------------
       Net Cash Used in Investing Activities                        (51,415)                    -                 (382,880)

Cash Flows From Financing Activities
    Proceeds from notes payable to related parties                    49,246                    -                   202,196
    Proceeds from sale of common stock                                 8,046              160,792                   641,707
    Proceeds from sale of flow-through shares                         94,584                    -                   204,223
    Proceeds from sale of convertible debentures                           -                    -                 1,137,581
    Loans from related parties                                             -               34,636                    39,482
    Payments on convertible debentures                                     -              (4,836)                  (24,071)
    Payments on notes payable to related parties                    (17,438)                    -                  (27,121)
                                                        ---------------------     ----------------     ---------------------
       Net Cash Provided by Financing Activities                     134,438              190,592                 2,174,997

Foreign currency effect on cash                                         (81)                2,102                    20,986

Net Increase (Decrease) in Cash and Cash                             (4,383)                (195)                     7,879

Cash and Cash Equivalents, beginning balance                          12,262                  195                         -
                                                        ---------------------     ----------------     ---------------------

Cash and Cash Equivalents, ending balance           $                  7,879  $                 -  $                  7,879
                                                        =====================     ================     =====================

        The accompanying notes are an integral part of these statements.
                                       F-6


                                            ECOTECH ENERGY GROUP INC.
                                          (A Development Stage Company)

                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                                   (Continued)


Supplemental Disclosure of Cash Flow Information
     Cash paid for:
         Interest                                     $                    -  $                 -  $                  4,771
                                                         ====================     ================     =====================
         Income taxes                                 $                    -  $                 -  $                      -
                                                         ====================     ================     =====================
Supplemental Disclosure of Non-cash Investing and
Financing Activities
    Fair value of beneficial conversion feature of
    convertible debentures                            $                    -  $                 -  $                544,307
                                                         ====================     ================     =====================
    Conversion of debentures into common stock        $                    -  $                 -  $              1,116,391
                                                         ====================     ================     =====================
    Premium on flow-through shares                    $                    -  $                 -  $                 36,306
                                                         ====================     ================     =====================

    Shares issued to extinguish debt                  $                    -  $                 -  $                 99,138
                                                         ====================     ================     =====================
    Accounts payable settled through the issuance
    of stock                                          $               34,878  $                 -  $                133,291
                                                         ====================     ================     =====================
    Note payable issued to acquire land               $              204,760  $                 -  $                204,760
                                                         ====================     ================     =====================






        The accompanying notes are an integral part of these statements.
                                       F-7

                            ECOTECH ENERGY GROUP INC.
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2011
                                   (Unaudited)

1.       BUSINESS

         We are a development-stage renewable energy company which plans to manufacture biomass-fuelled combined heat and power (CHP) stations that produce renewable and sustainable "green" energy products. Over the past 30 years, ecoTECH Energy Group, Inc. ("ecoTECH") executives have developed and refined a "proprietary thermal gasification" technology to create clean-burning waste-to-energy cogeneration Power Stations. This combined heat and power (CHP) technology produces: (i) electricity, which can be channeled to utilities and end-users via the electrical infrastructure grid (the "Grid"); and (ii) heat which can be used to fuel a torrefied biomass briquette manufacturing facility, allowing for a "green-fuel" offering and related revenue stream. ecoTECH will specialize in the development and operation of CHP Power Stations and intends to build five CHP Power Stations in North American in the next five to seven years. In March 2011, the Company acquired land which it intends to utilize to build its first production plant if construction and equity capital is raised by management.

         During April 2011, the Company established an operating division in Montana to engage in operations across the state to manufacture biomass energy and grow / distribute our horticulture products. We have hired three new members to ecoTECH's management team to head-up the Montana division.

         Also during April 2011, we entered into a Memorandum of Understanding ("MOU") with Wayzata Investment Partners, LLC ("Wayzata") to negotiate a purchase agreement with Thompson River Power, LLC ("TRP") and its manager, Wayzata, for the acquisition of 100% of the equity interests in TRP. The Company has entered into a Due Diligence Phase related to this MOU, and hopes to solidify it into a binding agreement once completed.

2.       BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. These estimates are based on management's best knowledge of current events and actions the Company may undertake in the future. Actual results may ultimately differ from those estimates. The significant estimates made by management relate to the estimation of the value of the Company's common stock. Changes in estimates are reported in earnings in the period in which they become known.

         Property, Plant and Equipment

         Land acquired by purchase is recorded at cost. The amount recorded includes the cost of the land, as well as any related acquisition costs.

                            ECOTECH ENERGY GROUP INC.
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2011
                                   (Unaudited)

         Flow-Through Shares Financing

         The Company has financed a portion of its development-stage activities through the issue of flow-through shares, which transfer the Canadian tax deductibility of exploration expenditure to the investor. Proceeds received from the issuance of such shares are allocated between the offering of shares and the sale of tax benefits. The allocation is made based on the difference between the price of the existing shares and the amount the investor pays for the shares. A liability is recognized for the difference. Resource expenditure deductions for income tax purposes related to exploration and development activities funded by flow-through share arrangements are renounced to investors in accordance with the income tax legislation in Canada. On such renunciation, a deferred tax liability is created and the liability recognized at issuance reversed. The Company recognized the benefit of tax losses (based on a combined Canadian federal and provincial rate of 13.5%) to offset the deferred tax liability resulting in an income tax recovery. During the three months ended June 30, 2011, the flow through shares sold generated a current income tax benefit of $14,733, as reflected in the accompanying statements of operations and comprehensive loss.


3        GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern. The Company has incurred losses from Inception to June 30, 2011 of $32,615,413 and used cash in operating activities of $1,805,224. At June 30, 2011, the Company had limited available capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheets are dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the succeed of its future operations. The Company requires additional capital of approximately $600,000 to $1,200,000 to continue its development activities and provide working capital for general corporate purposes for the next 12 months. In addition, the Company needs to obtain financing of approximately $160,000,000 for the construction of the proposed 60 Megawatt plant. There is no assurance that our capital raising plans will be successful in obtaining sufficient funds to assure the eventual profitability of the Company. We believe that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from these uncertainties.


4        PROPERTY, PLANT AND EQUIPMENT

         Acquisition of Land

         On March 16, 2011 our wholly owned subsidiary, ecoTECH Energy Group (Canada) Inc., completed its acquisition of a parcel of land located in McBride, British Columbia. We purchased the property from Tralee Investments Ltd for an aggregate purchase price of $257,075, of which $51,415 was paid in cash and the remaining is subject to a mortgage from the seller, which is included in notes payable on the accompanying balance sheet. There is no material relationship (other than in respect of the transaction) between us, our subsidiary purchaser and seller or any of our affiliates, or any of our directors, officers or any associate of any of our officers and directors.

         The mortgage is for 200,000 Canadian dollars, which translates to $204,760 as of June 30, 2011. The mortgage accrues simple interest at 8% annually, calculated monthly, but not in advance, over a two year term expiring March 15, 2013 and is secured by the land. Interest only payments of $1,587 are due monthly, with a balloon payment at expiration. As of June 30, 2011, accrued interest of approximately $4,911 has been recorded in relationship to this note.

                            ECOTECH ENERGY GROUP INC.
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2011
                                   (Unaudited)


         Property, plant and equipment consist of the following:


                                                             June 30, 2011         December 31, 2010
                                                           ------------------     ---------------------

               Land                                            $     257,075              $         -
               Computer hardware                                     110,458                  110,458
               Computer software                                      23,904                   23,904
               Furniture and fixtures                                 20,043                   20,043
               Equipment                                              33,463                   33,463
               Leasehold improvements                                139,600                  139,600
               Website                                                14,463                   14,463
               Less accumulated depreciation                       (199,225)                (161,892)
                                                           ------------------     ---------------------

               Total property, plant and equipment, net        $     399,781              $   180,039
                                                           ==================     =====================

         Depreciation expense for the three and six-months ended June 30, 2011 and 2010 and for the period from Inception to June 30, 2011 was $17,017, $17.334 $33,713, $28,326, and $180,858, respectively.


5        ACCRUED LIABILITIES

         Accrued liabilities by major classification are as follows:


                                                     June 30, 2011             December 31, 2010
                                                --------------------------   ------------------------

         Accrued interest                       $                24,161      $              18,832
         Accrued wages and payroll taxes                      1,758,490                  1,302,381
         Accrued consulting fees                                311,600                    275,000
                                                --------------------------   ------------------------

         Total accrued liabilities              $             2,094,251      $           1,596,213
                                                ==========================   ========================


         Accrued liabilities balances reflected above include interest accrued on note payable and convertible debenture balances outstanding, accrued payroll and related payroll taxes, accrued fees due to an external consulting firm, and the flow-through share premium liability which represents a premium payment paid by investors for shares of common stock purchased under a tax-advantage program. The Company must record this premium until they comply with the provisions of the Canada Revenue Agency ("CRA") program by submitting an annual form containing eligible expenses submitted for tax exemption, thus renouncing the tax benefit.


6        NOTES PAYABLE TO RELATED PARTIES

         On February 5, 2009, the Company borrowed $99,137 from a shareholder for operating capital, and agreed to repay the principal plus 10% annual interest in 90 days. On September 8, 2009, the note was amended to pay interest at 20% interest per annum and matured in 90 days. Upon default, the note continues to earn 20% per annum. On November 1, 2010, the note holder converted the principal balance into 312,500 shares of private company common stock (pre-acquisition). The Company has paid $9,707 of the $27,959 interest accrued on the note. Accrued interest of $19,251 remains to be paid as of June 30, 2011.

         The Company borrowed from a shareholder for operating capital. This loan is non-interest bearing and does not have a specific maturity date. Management did not impute interest as such amount was not deemed significant.

         See Note 9 for additional related party transactions.

                            ECOTECH ENERGY GROUP INC.
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2011
                                   (Unaudited)

7        COMMITMENTS AND CONTINGENCIES

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

         The Company leases an automobile, under a four-year term agreement, for use by one of its directors, with current lease payments of $1,239 per month.

         Actual office rent expense, including all applicable taxes and operating costs, for the three and six-months ended June 30, 2011 and 2010 and the period from Inception to June 30, 2011 were $24,802, $14,463, $48,147, $44,092, and $300,140, respectively.

         Litigation

         The Company is involved in claims and litigation from time to time in the normal course of business. Management of the Company believe there are no matters pending that are expected to have a material adverse effect on the business of the Company, their financial condition, results of operations or cash flows.


8        STOCKHOLDERS' DEFICIT

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

         During February 2011, the Company established a private equity offering to Canadian investors to raise operating capital. The offering was for "CRCE Flow-Through Shares" of common stock, whereas CRCE is defined under section 1219 of the Income Tax Regulations as "Canadian Renewable and Conservation Expense" for the purposes of subsection 66.1(6) of the Canadian Income Tax Act..CRCE is included in calculating Canadian Exploration Expense and is eligible to be renounced under a flow-through share agreement. Investment in these shares allows for specific income tax benefits for Canadian individual filers, in which specific expenses incurred by the Company is passed through to these investors to recognize (pro-rated) on their individual Canadian income tax returns.

         During March 2011, the Company raised $86,926 through the sale of 169,208 shares common stock via subscription agreements sold, under guidelines of the Canadian Renewable Conservation Expense program ("CRCE") to six investors, based on a stock price of approximately $0.51 per share, for which $13,093 in commissions were paid relative to the sale of this stock. In accordance with the sale of CRCE "flow through shares", the Company recognized an income tax credit of $11,582 at March 31, 2011, on the accompanying statement of operations contained herein.

                            ECOTECH ENERGY GROUP INC.
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2011
                                   (Unaudited)


         During April and May 2011, the Company raised $22,839 though the sale of 44,000 shares of common stock via subscription agreements sold under the guidelines of the CRCE program to six investors, based on a stock price of approximately $0.52 per share, for which $2,088 in commissions were paid relative to the sale of this stock. In accordance with the sale of CRCE "flow through shares", the Company recognized an income tax credit of $2,970 at June 30, 2011, on the accompanying statement of operations and comprehensive loss contained herein.

         On May 1, 2011 the Company issued 750,000 shares to a director of the Company for prior services rendered. These shares were valued based on the stock price of $0.40 per share and charged to operations. In addition, on May 10, 2011 in connection with an employment arrangement, the board of directors approved the issuance of 2,000,000 shares of the Company's common stock over a period of 18 months to its Chief
         Financial Officer. In connection therewith, Company issued 500,000 fully-vested shares of common stock to the officer based on a stock price of $0.45 per share, the estimated grant-date fair value on May 10, 2011. The remaining 1,500,000 shares, valued at the grant-date fair value of $675,000, cliff vest evenly on November 10, 2011, May 10, 2012 and November 10, 2012, and will amortized to expense over the period of 18 months. During the quarter ended June 30, 2011, the Company recognized aggregate stock-based compensation expense in the amount $585,000 for the above services which is included in general and administrative expenses.

         On May 31, 2011, the Company satisfied a $29,841 accounts payable balance by issuing 64,785 shares of common stock of ecoTECH Energy Group, Inc. to a utility company, based on a stock price of approximately $0.45 per share. These shares contain an 18 month restriction from the date of issuance.

         Stock based compensation expense for the three and six-months ended June 30, 2011 and 2010 and for the period from Inception to June 30, 2011 was $585,000, $0, $585,000, $14,929,920, and $25,406,952,
         respectively.

         Foreign Currency Translation

         The exchange rates used to translate amounts in Canadian Dollars ("CAD$") into U.S. Dollars ("US") for the purposes of preparing the consolidated financial statements were as follows: As of June 30, 2011 and December 31, 2010, the Company used the period-end rates of exchange for assets and liabilities of CAD$1 to US$1.0283 and CAD$1 to US$1.0015, respectively.

         For the six months ended June 30, 2011 and 2010, the Company used the period's average rate of exchange to convert revenues, costs, and expenses of CAD$1 to US$1.0233 and CAD$1 to US$0.9672, respectively.


9        RELATED PARTY TRANSATIONS

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

                            ECOTECH ENERGY GROUP INC.
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2011
                                   (Unaudited)

         Shareholder Loans

         From time to time, the four founding directors loaned money to the Company for general operating capital. These loans are repaid to the respective directors when additional capital is raised. Due to the short-term nature of these loans, the officers/directors agreed that they would not be interest bearing, and are due upon demand. Shareholder loans are included in notes payable to related parties on the accompanying balance sheet. Net proceeds from shareholder loans during the six-months ended June 30, 2011 were $42,061.


10       SUBSEQUENT EVENTS

         Issuances of Stock

         During July 2011, we sold 5,111 common shares of common stock to one investor for a cash payment of $1,037.

Item 2.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


The following information and discussion should be read in conjunction with such consolidated financial statements and notes thereto. Additionally, this Management's Discussion and Analysis of Financial Condition and Results of Operation contains certain statements that are not strictly historical and are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Actual results may differ materially from those projected in the forward-looking statements due to other risks and uncertainties that exist in the Company's operations, development efforts and business environment, the other risks and uncertainties described in the section entitled "Cautionary Note Regarding Forward-Looking Statements" at the front of this Report on Form 10-Q, and our "Risk Factors" section herein. All forward-looking statements included herein are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement.

CORPORATE HISTORY

We were incorporated under the laws of the State of Nevada on November 16, 2005 under the name "Sea 2 Sky Corporation". We were initially established to provide travel related services to tourists in Canada and other countries. Due to an economic downturn, we abandoned the travel service business in the first half of fiscal 2009. Accordingly, results from operations related to the travel business have been reclassified from current operations to that of discontinued operations for proper financial presentation. Effective March 1, 2009, we transitioned our business focus to that of a world-wide renewable energy provider, and became a development-stage company that intended to obtain sources of biomass supply streams and convert them into green or alternative energy products.

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

This common stock transaction, which represented a majority of the then issued and outstanding shares of Sea 2 Sky Corporation, constituted a change in control of the Company. As such, on December 20, 2010, Sea 2 Sky Corporation changed its name to ecoTECH Energy Group Inc. and its trading symbol to "ECTH". Furthermore, upon close of the acquisition, the Company changed its fiscal year-end to December 31.

We maintain our corporate headquarters at 800 Fifth Avenue, suite 4100, Seattle, Washington, 98104, and our telephone number is (877) 732-2759.

ecoTECH (Canada) is located at 101-26633 Gloucester Way, Langley, BC V4W 3S8 and its telephone number is (604) 288-8263.

OUR BUSINESS

Our business will encompass development activities culminating in the construction and long-term operation of biomass energy production plants. As such, we are currently in the stage of finding suitable locations, securing proper financing for building plants, and deploying project opportunities for converting woody biomass feedstock into torrefied bio-energy products such as electricity via gasification process, activated carbon, and "green coal" via pelletization process. As we build these plants, we intend to increase our number of employees appropriately.

The Company intends to strategically position multiple CHP Power Stations in order to:
     o Reduce the reliance on fossil fuels by providing a sustainable and environmentally friendly source of energy and fuel products manufactured from local biomass feed-stocks;

     o Meet specific local needs for decentralized power, while reducing the cost of biomass transportation;
     o Assist communities to meet federal and state renewable energy and reduced emissions mandates; and,
     o    Provide  local  jobs  and  community   development   for  the  project
          communities.

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

Green Fuel Production:

Torrefied Briquettes, "Green-fuel", production allows an alternative to coal-fired energy manufacturers in order to meet renewable energy mandates by established deadlines. When wood is roasted ("torrefied"), it becomes brittle at a certain temperature and takes on the attributes of coal, with the exceptions that it provides greater heat energy by weight, is sustainably renewable, and meets the mandated criteria. We intend to use surplus heat generated by the Power Stations to provide this torrefaction process to woody biomass, which is then formed into briquettes to be sold at respectable margins on long-term fuel supply contracts with coal-fired power stations. This allies our efforts with the existing coal power giants, where helping them gives access to transmission facilities that would not be afforded a competitor. Our projections indicate this business segment offers a return on investment (ROI) of approximately 20%.

Ancillary Operations:

Food Production Projects are interrelated self-contained businesses that can evolve around the Power Stations, utilizing the surfeit of energy by-products to support local hydroponic greenhouses and aquaculture fish facilities.

PLAN OF OPERATIONS

Currently, our development stage operations have been funded through the sale of our common stock. We plan to raise additional funds through Federal and State grants, loan guarantees, and project debt financings or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance that we will be successful in raising additional capital or achieving profitable operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

McBride, British Columbia, Canada
---------------------------------

On March 16, 2011, we finalized the purchase of land for the planned first plant location in McBride, British Columbia. The land will be used for one of the Company's biomass energy production plants along with hydroponic greenhouses and fish propagation facilities, scheduled for start of construction late spring 2012. Additionally, this land is adjacent to another similar sized parcel of land, which the Company is in negotiations with, for a second project which it hopes to announce in the near future. However, no definitive agreement is in place as of the date of filing.

During the following months, the Company plans to fund the construction of its first CHP Power Station projects in McBride, British Columbia, Canada, through debt financing (acquired, subject to successful due diligence) and private placement equity funding, obtaining the estimated $160 million in capital required for completion of this two-phase project. Through proprietary thermal gasification technology, this plant is expected to create a total of 60 MW/hour of electricity which can be channeled via the Grid to utilities and end-users; and heat which can be used to fuel ancillary operations such as large scale (four-hectare) hydroponic greenhouses, and food fish propagation facilities. The Company has already secured long-term large-tonnage biomass fuel source agreements to fuel the plants. Once completed, projected combined revenue is estimated to be in excess of $106 million annually, with a corresponding return on investment ("ROI") of between 26-28%.

Montana
-------

During April 2011, after receiving endorsement by the Governor's office of Economic Development, the Company established an operating division in Montana to engage in operations across the state to manufacture biomass energy and grow / distribute our horticulture products

Also during April 2011, we entered into a Memorandum of Understanding ("MOU") with Wayzata Investment Partners, LLC ("Wayzata") to negotiate a purchase agreement with Thompson River Power, LLC ("TRP") and its manager, Wayzata, for the acquisition of 100% of the equity interests in TRP. The Company has entered into a Due Diligence Phase related to this MOU, and hopes to solidify it into a binding agreement once completed.

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

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED JUNE 30, 2011 COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010

Revenues
We had no revenue for the three months ended June 30, 2011 and 2010. The lack of revenue in both periods is a direct reflection of the change of control and introducing a new focus and business plan. We don't intend to generate revenue in the near future until our business plan goals have been met..

General and Administrative Expense
Our general and administrative expenses increased to $898,769 for the three months ended June 30, 2011, from $256,647 for the comparable period in 2010. The increase during the three months ended June 30, 2011 was primarily attributable to increasing the general and administrative expenses for increase staff, costs relative to pursuing its business focus and costs relating to legal and audit costs inherent to public companies.

Interest Expense
Our interest expense increased to $13,299 for the three month period ended June 30, 2011, from $11,032 for the comparable period during 2010. This increase is attributable to increased borrowings during the period.

Loss from Operations
Our net loss from operations increased to $903,696 for the three months ended June 30, 2011, from $256,647 for the comparable period in 2010. The increase was primarily attributable to the increase in stock compensation expense of $585,000.

RESULTS OF OPERATION FOR THE SIX MONTHS ENDED JUNE 30, 2011 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010

Revenues
We had no revenue for the six months ended June 30, 2011 and 2010. The lack of revenue in both periods is a direct reflection of the change of control and introducing a new focus and business plan. We don't intend to generate revenue in the near future until our business plan goals have been met.

General and Administrative Expenses
Our general and administrative expenses decreased to $1,327,354 for the six months ended June 30, 2011, from $15,372,879 for the comparable period in 2010. The decrease during the six months ended June 30, 2011 was primarily attributable to a decrease in stock-based compensation of $14,344,920, offset by an increase of $47,743 in engineering and consulting costs preparing the business plan for BC Hydro Phase II call on the McBride British Columbia project, an increase of $188,243 in wages for an increase of four employees relative to pursuing the new business focus, and an increase of $76,084 in legal and audit costs inherent to public companies.

Interest Expense
Our interest expense increased to $22,730 for the six month period ended June 30, 2011, from $19,014 for the comparable period during 2010. This increase is attributable to increased borrowings during the period.

Loss from Operations
Our net loss from operations decreased to $1,344,797 for the six months ended June 30, 2011, from $15,372,879 for the comparable period in 2010. The decrease during the six months ended June 30, 2011 was primarily attributable to the reduction of share based compensation of $14,344,920 between the two periods. Absent of stock compensation, current period's general and administrative expenses actually increased by $299,395, as described above.


LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $441,289 as of June 30, 2011, consisting of $7,879 in cash, $399,781 in net fixed assets, $23,032 in deposits, $7,474 in prepaid expenses, and $3,123 in other receivables. We had a working capital deficit of $2,938,071.

We had total liabilities of $3,161,307 as of June 30, 2011, consisting of $2,956,547 in current liabilities, which included $631,780 of accounts payable; accrued wages of $1,758,490; $311,600 in accrued consulting fees; $24,161 in accrued interest; and short term debt of $230,516 to related parties. We had long term liabilities consisting of a land mortgage for $204,760.

We had a total stockholders' deficit of $2,720,018 as of June 30, 2011, and an accumulated deficit as of June 30, 2011 of $32,850,841.

We had $87,325 in net cash used in operating activities for the six months ended June 30, 2011, which included $1,352,789 in net loss and $14,733 income tax benefit on flow-through shares which was offset by $33,713 in depreciation; $585,000 in stock-based compensation; $150,468 in accounts payable; $472,696 in accrued liabilities; and $38,320 in deposits. This represents a decrease in cash used of $105,564 over prior year's comparable period, which is primarily attributable to the increase in accounts payable balances and accrued salaries due to limited funds being available in the current period.

We had $51,145 in net cash used by investment activities, to purchase land, during the six months ended June 30, 2011.

We had 134,438 of net cash provided by financing activities for the six months ended June 30, 2011, which included $8,046 in proceeds from the sale of common stock and $94,584 in proceeds from the sale of flow-through shares; and $31,808 in net proceeds from notes payable by related parties.

On March 16, 2011, we acquired land of which $204,760 was financed through a two year note at 8%.

Since we have no liquidity and have suffered losses, we depend to a great degree on the ability to attract external financing in order to conduct our business activities and in order that we have sufficient cash on hand to expand our operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. If we are unable to raise additional capital from conventional sources, including increases in related party loans and/or additional sales of additional stock, we may be forced to curtail or cease our operations. Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitments to provide us with financing in the future, other than described above. Our independent registered public accounting firm included an explanatory paragraph raising substantial doubt about the Company's ability to continue as a going concern.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of the Company's financial statements in conformity with generally accepted accounting principles in the United States requires management to make assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses as well as the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The following is a summary of the significant accounting policies and related estimates that affect the Company's financial disclosures.

         Foreign Currency Translations

         The functional currency is the Canadian dollar and the reporting currency is the U.S. dollar. At each balance sheet date, assets and liabilities that are denominated in a currency other than U.S. dollars are adjusted to reflect the current exchange rate which may give rise to a foreign currency translation adjustment accounted for as a separate component of shareholders' equity and included in other comprehensive loss.

         Revenues and expenses are translated at the average daily rate for the year covering the financial statement year to approximate the rate of exchange on the transaction date. Exchange gains and losses are included in the determination of net income (loss) for the period.

Off-Balance Sheet Arrangements

We currently do not have any off-balance sheet arrangements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In March 2011 our Independent Registered Public Accounting firm identified a lack of a formal review process for account reconciliations and complex accounting and reporting matters which increases the risk that errors or omissions exist and go undetected by management. The Company will continue to take steps to identify matters of accounting and disclosure.

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

INHERENT LIMITATIONS OF INTERNAL CONTROLS

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with the U.S. GAAP. Our internal control over financial reporting includes those policies and procedures that:

     o pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
     o provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with the U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
     o provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

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

ITEM 1A. RISK FACTORS

         As a "smaller reporting company" as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of April 1, 2011 through June 30, 2011, the Company made the following unregistered issuances of its equity.

During April and May 2011, the Company raised $22,839 though the sale of 44,000 shares common stock via subscription agreements sold under the guidelines of the Canadian Renewable Conservation Expense program ("CRCE") to six investors, based on a stock price of approximately $0.52 per share, for which $2,088 in commissions were paid relative to the sale of this stock. In accordance with the sale of CRCE "flow through shares", the Company recognized an income tax credit of $2,970 at June 30, 2011, on the accompanying statement of operations contained herein.

On May 1, 2011 the Company issued 750,000 shares to a director of the Company based on a stock price of $0.40 per share. In addition, on May 10, 2011 in connection with an employment arrangement, the board of directors approved the issuance of 2,000,000 shares of the Company's common stock over a period of 18 months to its Chief Financial Officer. In connection therewith, Company issued 500,000 fully-vested shares of common stock to the officer based on a stock price of $0.45 per share, the estimated grant-date fair value on May 10, 2011. The remaining 1,500,000 shares, valued at the grant-date fair value of $675,000, cliff vest evenly on November 10, 2011, May 10, 2012 and November 10, 2012, and will amortized to expense over the period of 18 months. During the quarter ended June 30, 2011, the Company recognized stock based compensation expense in the amount $585,000.

On May 31, 2011, the Company satisfied a $29,841 accounts payable balance by issuing 64,785 shares of common stock of ecoTECH Energy Group, Inc. to a utility company, based on a stock price of approximately $0.45 per share. These shares contain an 18 month restriction from the date of issuance.

Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Section 4(2) of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were known to the Company and its management, through pre-existing business relationships. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.


ITEM 3. DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED)


ITEM 5. OTHER INFORMATION

None



Item 6.           Exhibits

(a) Pursuant to Item 601 of Regulation S-K, the following exhibits are included herein.


Item
No.              Description                                                                      Method of Filing
------------------------------------------------------------------------------------------------- ------------------

31.1             Certification of Colin V. Hall pursuant to Rule 13a-14(a)                        Filed herewith.

31.2             Certification of Barry Sheahan pursuant to Rule 13a-14(a)                        Filed herewith.

32.1             Chief Executive Officer Certification pursuant to 18 U.S.C.ss.1350 adopted
                 pursuant to Section 906 of the Sarbanes Oxley Act of 2002                        Filed herewith.

32.2             Chief Financial Officer Certification pursuant to 18 U.S.C.ss.1350 adopted
                 pursuant to Section 906 of the Sarbanes Oxley Act of 2002                        Filed herewith.

101.INS          XBRL Instance Document                                                           (1)

101.SCH          XBRL Taxonomy Extension Schema Document                                          (1)

101.CAL          XBRL Taxonomy Extension Calculation Linkbase Document                            (1)

101.DEF          XBRL Taxonomy Extension Definition Linkbase Document                             (1)

101.LAB          XBRL Taxonomy Extension Label Linkbase Document                                  (1)

101.PREXBRL      Taxonomy Extension Presentation Linkbase Document                                (1)

(1) Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

                                   SIGNATURES

 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ECOTECH ENERGY GROUP INC.



August 18, 2011                                 /s/ Colin V. Hall
                                                -----------------------------
                                                Colin V. Hall
                                                Chairman
                                                Principal Executive Officer





August 18, 2011                                 /s/ Barry Sheahan
                                                -----------------------------
                                                Barry Sheahan
                                                Chief Financial Officer
                                                Principal Accounting Officer