Form 10-Q
period 2011-09-30
ecoTECH Energy Group Inc.
filed 2011-11-21
CIK 1381341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X|   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2011

|_|   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934

                 For the transition period from ______to______.
                        Commission File Number 333-138989

                            ecoTECH Energy Group Inc.
             (Exact name of registrant as specified in its charter)

              Nevada                                 98-0479847
-------------------------------------       --------------------------------
State or other jurisdiction of              (I.R.S. Employer Identification No.)
 incorporation or  organization

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

Larger accelerated filer [_]                               Accelerated filer [_]
Non-accelerated filer  [_]                         Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

As of October 31, 2011, the registrant had 199,802,202 shares of its common stock issued and outstanding.

Documents incorporated by reference: None

                            ECOTECH ENERGY GROUP INC.

                                    FORM 10-Q


                               September 30, 2011

                                TABLE OF CONTENTS

                                                                            Page
PART I-- FINANCIAL INFORMATION

Item 1.         Consolidated Financial Statements                              3
Item 2.         Management's Discussion and Analysis or Plan of Operations    14
Item 3.         Quantitative and Qualitative Disclosures About Market Risk    18
Item 4T         Control and Procedures                                        18

PART II-- OTHER INFORMATION

Item 1          Legal Proceedings                                             19
Item 1A         Risk Factors                                                  19
Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds   19
Item 3.         Defaults Upon Senior Securities                               20
Item 4.         (Removed and Reserved)                                        20
Item 5.         Other Information                                             20
Item 6.         Exhibits                                                      20

SIGNATURES                                                                    22

                         PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS




                            ECOTECH ENERGY GROUP INC.
                          (A Development-Stage Company)



                        CONSOLIDATED FINANCIAL STATEMENTS
                           (Expressed in U.S. Dollars)
                                   (Unaudited)
                               SEPTEMBER 30, 2011


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

   Consolidated Statements of Operations and Comprehensive Loss          F-5

   Consolidated Statements of Cash Flows                              F-6 to F-7

   Notes to Consolidated Financial Statements                        F-8 to F-13


                                    ECOTECH ENERGY GROUP INC.
                                  (A Development-Stage Company)

                                   CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)


                                                                              September 30,            December 31,
                                                                                   2011                    2010
                                                                          ----------------------   --------------------
ASSETS

Current Assets
   Cash and cash equivalents                                               $            5,134      $           12,262
   Due from related parties                                                             2,953                   3,055
   Prepaid expenses                                                                     6,602                   7,311
   Total Current Assets                                                                14,689                  22,628
                                                                          ---------------------   -------------------

Deposits                                                                               21,547                  60,033
Property, plant and equipment, net (Note 4)                                           394,652                 180,039
                                                                          ---------------------   -------------------

TOTAL ASSETS                                                               $          430,888      $          262,700
                                                                          =====================   ===================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                                       $          654,249      $          503,883
    Accounts payable - related parties                                                110,088                 110,542
    Accrued liabilities (Notes 5 and 9)                                             2,194,247               1,596,213
   Note payable to related parties (Note 6)                                           124,178                  85,193
                                                                          ---------------------   -------------------
   Total Current Liabilities                                                        3,082,762               2,295,831
                                                                          ---------------------   -------------------

Notes payable (Note 4)                                                                193,640                       -
                                                                          ---------------------   -------------------

TOTAL LIABILITIES                                                                   3,276,402               2,295,831

Commitments and contingencies (Note 7)

STOCKHOLDERS' DEFICIT

Common Stock
    Common stock, $0.001 par value 675,000,000 shares authorized;
       196,886,577, and 195,233,427 common shares issued at
       September 30, 2011 and December 31, 2010, respectively                         196,887                 195,233
    Additional paid-in capital                                                     30,241,439              29,392,934
    Accumulated other comprehensive income                                              2,499                   2,499
    Cumulative foreign currency translation adjustment                                 (7,934)               (125,745)
   Deficit accumulated during the development stage                               (33,278,405)            (31,498,052)
                                                                          ---------------------   -------------------
   Total Stockholders' Deficit                                                     (2,845,514)             (2,033,131)
                                                                          ---------------------   -------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                $     430,888           $      262,700
                                                                          =====================   ===================



                The accompanying notes are an integral part of these statements.
                                               F-4



                                    ECOTECH ENERGY GROUP INC.
                                  (A Development-Stage Company)

                  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                           (Unaudited)

                                      For the             For the              For the             For the            November 28,
                                   three-months        three-months          nine-months         nine-months              2007
                                       ended               ended                ended               ended            (Inception) to
                                   September 30,       September 30,        September 30,       September 30,        September 30,
                                       2011                2010                 2011                 2010                 2011
                                  ----------------    ---------------     ----------------    -----------------    -----------------

Revenues                       $                -  $               -   $                -  $                 -  $                 -

Operating Expenses
   General and administration             416,944            302,831            1,744,304           15,675,710           29,787,035
   Research and development                     -                  -               17,437                    -              420,950
                                  ----------------    ---------------     ----------------    -----------------    -----------------
   Total operating expenses               416,944            302,831            1,761,741           15,675,710           30,207,985
                                  ----------------    ---------------     ----------------    -----------------    -----------------

Operating Loss                          (416,944)          (302,831)          (1,761,741)         (15,675,710)         (30,207,985)

Other (Income) and Expenses
   Loss on disposal of fixed                    -                  -                    -                    -                5,704
   Interest expense                        13,515              4,774               36,245               23,788            2,267,675
   Extinguishment of                            -                  -                    -                    -              700,535
   Other income                                 -                  -                  (5)                    -             (83,222)
                                  ----------------    ---------------     ----------------    -----------------    -----------------

Net loss before income tax
benefit                                 (430,459)          (307,605)          (1,797,981)         (15,699,498)         (33,098,677)

Income tax benefit (Note 2)               (2,895)                 91             (17,628)             (17,320)             (55,700)
                                  ----------------    ---------------     ----------------    -----------------    -----------------

Net Loss                                (427,564)          (307,696)          (1,780,353)         (15,682,178)         (33,042,977)
                                  ================    ===============     ================    =================    =================

 Changes in cumulative foreign
 currency translation
 adjustment                             (160,020)             34,058            (117,811)               28,223                7,934
                                  ----------------    ---------------     ----------------    -----------------    -----------------

Comprehensive Loss             $        (267,544)  $       (341,754)   $      (1,662,542)  $      (15,710,401)  $      (33,050,911)
                                  ================    ===============     ================    =================    =================

Basic and diluted loss per
common share                   $           (0.00)  $          (0.00)   $           (0.01)  $            (0.09)
                                  ================    ===============     ================    =================

Weighted Average Number of
Shares Outstanding                    196,833,770        184,219,698          196,140,774          180,422,307
                                  ================    ===============     ================    =================



        The accompanying notes are an integral part of these statements.
                                       F-5



                                    ECOTECH ENERGY GROUP INC.
                                  (A Development-Stage Company)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)
                                                                                    For the
                                                           For the nine           nine-months          Cumulative from
                                                           months ended              ended            November 28, 2007
                                                           September 30,         September 30,          (Inception) to
                                                               2011                   2010            September 30, 2011

Cash Flows From in Operating Activities
     Net loss                                       $          (1,780,353)  $       (15,710,401)  $          (33,042,977)
Adjustments to Reconcile Net Loss to Net Cash
Used in Operating Activities:
     Depreciation                                                   50,553                50,269                  197,698
     Stock-based compensation                                      697,500            14,929,920               25,519,452
     Accretion of beneficial conversion features                         -                     -                  541,131
     Loss on extinguishment of convertible debt                          -                     -                  700,535
     Financing costs                                                     -                     -                1,389,908
     Income tax benefit on flow-through shares                    (17,628)                     -                 (17,628)
Changes in operating assets and liabilities
     Prepaid expenses                                                  493              (10,281)                  (8,962)
     Deposits                                                       38,555              (41,352)                 (18,414)
     Accounts payable                                              210,447                36,871                1,039,084
     Accrued liabilities                                           665,548               284,298                1,847,389
                                                        -------------------     -----------------    ---------------------
       Net Cash Used in Operating Activities                     (134,885)             (460,676)              (1,852,784)

Cash Flows From Investing Activities
    Cash received in reverse acquisition                                 -                     -                    8,510
    Purchase of property, plant and equipment                     (51,415)               (9,272)                (391,390)
                                                        -------------------     -----------------    ---------------------
       Net Cash Used in Investing Activities                      (51,415)               (9,272)                (382,880)

Cash Flows From Financing Activities
    Proceeds from notes payable to related parties                       -                     -                  153,950
    Proceeds from notes payable                                          -                     -                        -
    Proceeds from sale of common stock                              20,074               453,917                  653,735
    Proceeds from sale of flow-through shares                      115,206                     -                  224,845
    Proceeds from sale of convertible debentures                         -                     -                1,137,581
    Loans from related parties                                      69,866                48,496                  109,348
    Payments on convertible debentures                                   -              (24,055)                 (24,071)
    Payments on Notes Payable                                            -                     -                        -
    Payments on notes payable to related parties                  (27,214)               (1,925)                 (36,897)
                                                        -------------------     -----------------    ---------------------
       Net Cash Provided by Financing Activities                   177,932               476,433                2,218,491

Foreign currency effect on cash                                      1,240                28,190                   22,307

Net Increase (Decrease) in Cash and Cash                           (7,128)                34,675                    5,134

Cash and Cash Equivalents, beginning balance                        12,262                   195                        -
                                                        -------------------     -----------------    ---------------------

Cash and Cash Equivalents, ending balance           $                5,134  $             34,870  $                 5,134
                                                        ===================     =================    =====================


                 The accompanying notes are an integral part of these statement
                                               F-6




                            ECOTECH ENERGY GROUP INC.
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (Continued)


Supplemental Disclosure of Cash Flow Information
     Cash paid for:
         Interest                                     $                7,715  $                 -  $                 12,486
                                                         ====================     ================     =====================
         Income taxes                                 $                    -  $                 -  $                      -
                                                         ====================     ================     =====================
Supplemental Disclosure of Non-cash Investing and
Financing Activities
    Fair value of beneficial conversion feature of
    convertible debentures                            $                    -  $                 -  $                544,307
                                                         ====================     ================     =====================
    Conversion of debentures into common stock        $                    -  $                 -  $              1,116,391
                                                         ====================     ================     =====================
    Premium on flow-through shares                    $                    -  $                 -  $                 36,306
                                                         ====================     ================     =====================

    Shares issued to extinguish debt                  $                    -  $                 -  $                 99,138
                                                         ====================     ================     =====================
    Accounts payable settled through the issuance
    of stock                                          $               34,878  $                 -  $                133,291
                                                         ====================     ================     =====================
    Note payable issued to acquire land               $              204,760  $                 -  $                204,760
                                                         ====================     ================     =====================




                The accompanying notes are an integral part of these statements.
                                               F-7

                            ECOTECH ENERGY GROUP INC.
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2011
                                   (Unaudited)

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

                            ECOTECH ENERGY GROUP INC.
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2011
                                   (Unaudited)

         Flow-Through Shares Financing

         The Company has financed a portion of its development-stage activities through the issue of flow-through shares, which transfer the Canadian tax deductibility of exploration expenditure to the investor. Proceeds received from the issuance of such shares are allocated between the offering of shares and the sale of tax benefits. The allocation is made based on the difference between the price of the existing shares and the amount the investor pays for the shares. A liability is recognized for the difference. Resource expenditure deductions for income tax purposes related to exploration and development activities funded by flow-through share arrangements are renounced to investors in accordance with the income tax legislation in Canada. On such renunciation, a deferred tax liability is created and the liability recognized at issuance reversed. The Company recognized the benefit of tax losses (based on a combined Canadian federal and provincial rate of 13.5%) to offset the deferred tax liability resulting in an income tax recovery. During the three months ended September 30, 2011, the flow through shares sold generated a current income tax benefit of $2,895, as reflected in the accompanying statements of operations and comprehensive loss.


3        GOING CONCERN

         The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the
         Company as a going concern. The Company has incurred losses from Inception to September 30, 2011 of $33,042,977 and used cash in operating activities of $1,852,784. At September 30, 2011, the Company had limited available capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheets are dependent upon the Company's ability to meet its financing requirements and raise additional capital, and upon the success of its future operations. The Company requires additional capital of approximately $600,000 to $1,200,000 to continue its development activities and provide working capital for general corporate purposes for the next 12 months. In addition, the Company needs to obtain financing of approximately $160,000,000 for the construction of the proposed 60 Megawatt plant. There is no assurance that our capital raising plans will be successful in obtaining sufficient funds to assure the eventual profitability of the Company. We believe that actions planned and presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from these uncertainties.


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

         The mortgage is for 200,000 Canadian dollars, which translates to $200,351 as of September 30, 2011. The mortgage accrues simple interest at 8% annually, calculated monthly, but not in advance, over a two year term expiring March 15, 2013 and is secured by the land. Payments of $1,587 are due monthly, with a balloon payment at expiration. As of September 30, 2011, interest expense of approximately $8, 866 has been recorded in relationship to this note.

                            ECOTECH ENERGY GROUP INC.
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2011
                                   (Unaudited)

         Property, plant and equipment consist of the following:


                                                         September 30, 2011           December 31, 2010
                                                    --------------------------------------------------------

           Land                                                $     257,075      $                      -
           Computer hardware                                         110,458                       110,458
           Computer software                                          23,904                        23,904
           Furniture and fixtures                                     20,043                        20,043
           Equipment                                                  33,463                        33,463
           Leasehold improvements                                    139,600                       139,600
           Website                                                    14,463                        14,463
           Less accumulated depreciation                           (204,354)                     (161,892)
                                                    --------------------------------------------------------
           Total property, plant and equipment, net            $     394,652      $                180,039
                                                    ========================================================

         Depreciation expense for the three and nine-months ended September 30, 2011 and 2010 and for the period from Inception to September 30, 2011 was $16,840, $21,943 $50,553, $50,269, and $197,698, respectively.


5        ACCRUED LIABILITIES

         Accrued liabilities by major classification are as follows:

                                                        September 30, 2011            December 31, 2010
                                                      -------------------------   ---------------------------

         Accrued interest                             $               19,209      $                 18,832
         Accrued wages and payroll taxes                           1,863,438                     1,302,381
         Accrued consulting fees                                     311,600                       275,000
                                                      -------------------------   ---------------------------

         Total accrued liabilities                    $            2,194,247      $              1,596,213
                                                      =========================   ===========================

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


6        NOTES PAYABLE TO RELATED PARTIES

         On February 5, 2009, the Company borrowed $99,137 from a shareholder for operating capital, and agreed to repay the principal plus 10% annual interest in 90 days. On September 8, 2009, the note was amended to pay interest at 20% interest per annum and matured in 90 days. Upon default, the note continues to earn 20% per annum. On November 1, 2010, the note holder converted the principal balance into 312,500 shares of private company common stock (pre-acquisition). The Company has paid $9,707 of the $27,959 interest accrued on the note. Accrued interest of $19,251 remains to be paid as of September 30, 2011.

         The Company borrowed from a shareholder for operating capital. This loan is non-interest bearing and does not have a specific maturity date. Management did not impute interest as such amount was not deemed significant.

         See Note 9 for additional related party transactions.

                            ECOTECH ENERGY GROUP INC.
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2011
                                   (Unaudited)

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

         Actual office rent expense, including all applicable taxes and operating costs, for the three and nine-months ended September 30, 2011 and 2010 and the period from Inception to September 30, 2011 were $25,537, $21,932, $73,684, $66,024, and $325,677, respectively.

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

         During February 2011, the Company raised $8,046 through the sale of 29,366 shares common stock via subscription agreements sold to three investors, based on a stock prices between $0.25 and $0.32 per share.

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

         During March 2011, the Company raised $86,926 through the sale of 169,288 shares common stock via subscription agreements sold, under guidelines of the Canadian Renewable Conservation Expense program ("CRCE") to six investors, based on a stock price of approximately $0.51 per share, for which $13,093 in commissions were paid relative to the sale of this stock. In accordance with the sale of CRCE "flow through shares", the Company recognized an income tax credit of $11,582 at March 31, 2011, on the accompanying statement of operations contained herein.

         During April and May 2011, the Company raised $22,839 though the sale of 44,000 shares of common stock via subscription agreements sold under the guidelines of the CRCE program to three investors, based on a stock price of approximately $0.52 per share, for which $2,088 in commissions were paid relative to the sale of this stock. In accordance with the sale of CRCE "flow through shares", the Company recognized an income tax credit of $2,970 at September 30, 2011, on the accompanying statement of operations and comprehensive loss contained herein.

                            ECOTECH ENERGY GROUP INC.
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2011
                                   (Unaudited)

         On May 1, 2011 the Company issued 750,000 shares to a director of the Company for prior services rendered. These shares were valued based on the stock price of $0.40 per share and charged to operations. In addition, on May 10, 2011 in connection with an employment arrangement, the board of directors approved the issuance of 2,000,000 shares of the Company's common stock over a period of 18 months to its Chief
         Financial Officer. In connection therewith, Company issued 500,000 fully-vested shares of common stock to the officer based on a stock price of $0.45 per share, the estimated grant-date fair value on May 10, 2011. The remaining 1,500,000 shares, valued at the grant-date fair value of $675,000, cliff vest evenly on November 10, 2011, May 10, 2012 and November 10, 2012, and will be amortized to expense over the period of 18 months. During the nine-months ended September 30, 2011, the Company recognized aggregate stock-based compensation expense in the amount $697,500 for the above services which is included in general and administrative expenses.

         On May 31, 2011, the Company satisfied a $29,841 accounts payable balance by issuing 64,785 shares of common stock of ecoTECH Energy Group, Inc. to a utility company, based on a stock price of approximately $0.45 per share. These shares contain an 18 month restriction from the date of issuance.

         During August and September 2011, the Company raised $21,230 though the sale of 42,000 shares of common stock via subscription agreements sold under the guidelines of the CRCE program to two investors, based on a stock price of approximately $0.51 per share, for which $1,003 in commissions were paid relative to the sale of this stock. In accordance with the sale of CRCE "flow through shares", the Company recognized an income tax credit of $2,835 at September 30, 2011, on the accompanying statement of operations and comprehensive loss contained herein.

         During the three-month period from July to September 2011, the Company raised $12,157 through the sale of 32,353 shares common stock via subscription agreements sold to four investors, based on stock prices between $0.20 and $0.43 per share.

         Stock based compensation expense for the three and nine-months ended September 30, 2011 and 2010 and for the period from Inception to September 30, 2011 was $112,500, $0, $697,500, $14,929,920, and
         $25,519,452, respectively.

         Foreign Currency Translation

         The exchange rates used to translate amounts in Canadian Dollars ("CAD$") into U.S. Dollars ("US") for the purposes of preparing the consolidated financial statements were as follows: As of September 30, 2011 and December 31, 2010, the Company used the period-end rates of exchange for assets and liabilities of CAD$1 to US$0.9682 and CAD$1 to US$1.0015, respectively.

         For the nine months ended September 30, 2011 and 2010, the Company used the period's average rate of exchange to convert revenues, costs, and expenses of CAD$1 to US$1.0230 and CAD$1 to US$0.9622, respectively.

                            ECOTECH ENERGY GROUP INC.
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2011
                                   (Unaudited)

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

         Accrued Wages

         Due to capital restraints, management has deferred certain of their monthly salaries until capital is available. Although there are no employment agreements, the Chief Executive Officer earns $18,000 per month; The Chief Operating Officer earns $10,000 per month; the Executive Vice President of Business Development earns $10,000 per month; the Executive Vice President of Engineering earns $10,000 per month, and the Vice President of Administration earns $10,000 per month.

         Shareholder Loans

         From time to time, the four founding directors loaned money to the Company for general operating capital. These loans are repaid to the respective directors when additional capital is raised. Due to the short-term nature of these loans, the officers/directors agreed that they would not be interest bearing, and are due upon demand. Shareholder loans are included in notes payable to related parties on the accompanying balance sheet. Net proceeds from shareholder loans during the nine-months ended September 30, 2011 were $42,652.


10       SUBSEQUENT EVENTS

         Issuances of Stock

         During October 2011, we sold 15,625 common shares of common stock to one investor for a cash payment of $5,000. On October 26, 2011 the Board of Directors passed a resolution to issue 2,900,000 common shares of common stock as stock based compensation at a value of $.45 per share.

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

PLAN OF OPERATIONS

The Company requires an additional capital of approximately $600,000 to $1,200,000 to continue its development activities and provide working capital for general corporate purposes for the next 12 months. In addition, the Company needs to obtain financing of approximately $160,000,000 for the construction of the proposed 60 Megawatt plant. There is no assurance that our capital raising plans will be successful in obtaining sufficient funds to assure the eventual profitability of the Company.

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

McBride, British Columbia, Canada
---------------------------------

On March 16, 2011, we finalized the purchase of land for the planned first plant location in McBride, British Columbia. The land will be used for one of the Company's biomass energy production plants along with hydroponic greenhouses and fish propagation facilities, scheduled for start of construction late spring 2012

During the following months, the Company plans to fund the construction of its first CHP Power Station projects in McBride, British Columbia, Canada, through debt financing (acquired, subject to successful due diligence) and private placement equity funding, obtaining the estimated $160 million in capital required for completion of this two-phase project. Through proprietary thermal gasification technology, this plant is expected to create a total of 60 MW/hour of electricity which can be channeled via the Grid to utilities and end-users; and heat which can be used to fuel ancillary operations such as large scale

(four-hectare) hydroponic greenhouses, and food fish propagation facilities. The
Company  has  already  secured  long-term   large-tonnage  biomass  fuel  source
agreements to fuel the plants.

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

COMPARISON OF OPERATING RESULTS

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2010

Revenues
We had no revenue for the three months ended September 30, 2011 and 2010. The lack of revenue in both periods is a direct reflection of the change of control and introducing a new focus and business plan. We do not intend to generate revenue in the near future until our business plan goals have been met.

General and Administrative Expense
Our general and administrative expenses increased to $416,944 for the three months ended September 30, 2011, from $302,831 for the comparable period in 2010. The increase during the three months ended September 30, 2011 was primarily attributable to the increase in stock based compensation of $112,500.

Interest Expense
Our interest expense increased to $13,515 for the three month period ended September 30, 2011, from $4,774 for the comparable period during 2010. This increase is attributable to increased borrowings during the period.

Loss from Operations
Our net loss from operations increased to $416,944 for the three months ended September 30, 2011, from $302,831 for the comparable period in 2010. The increase was primarily attributable to the increase in stock compensation expense of $112,500.

RESULTS OF OPERATION FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010

Revenues
We had no revenue for the nine months ended September 30, 2011 and 2010. The lack of revenue in both periods is a direct reflection of the change of control and introducing a new focus and business plan. We do not intend to generate revenue in the near future until our business plan goals have been met.

General and Administrative Expenses
Our general and administrative expenses decreased to $1,744,304 for the nine months ended September 30, 2011, from $15,675,710 for the comparable period in 2010. The decrease during the nine months ended September 30, 2011 was primarily attributable to a decrease in stock-based compensation of $14,232,420, offset by an increase of $37,723 in engineering and consulting costs incurred in connection with preparing the business plan for BC Hydro Phase II on the McBride British Columbia project, an increase of $269,491 in wages for an increase of four employees relative to pursuing the new business focus, and an increase of $56,943 in legal and audit costs inherent to public companies.

Interest Expense
Our interest expense increased to $36,245 for the nine month period ended September 30, 2011, from $23,788 for the comparable period during 2010. This increase is attributable to increased borrowings during the period.

Loss from Operations
Our net loss from operations decreased to $1,761,741 for the nine months ended September 30, 2011, from $15,675,710 for the comparable period in 2010. The decrease during the nine months ended September 30, 2011 was primarily attributable to the reduction of share based compensation of $14,232,420 between the two periods. Absent of stock compensation, current period's general and administrative expenses actually increased by $301,014, as described above.


LIQUIDITY AND CAPITAL RESOURCES

We had total assets of $430,888 as of September 30, 2011, consisting of, $394,652 in net fixed assets, $21,547 in deposits, $6,602 in prepaid expenses, and $2,953 in other receivables. We had a working capital deficit of $3,068,073.

We had total liabilities of $3,276,402 as of September 30, 2011, consisting of $3,082,762 in current liabilities, which included $654,249 of accounts payable; accrued wages of $1,863,438; $311,600 in accrued consulting fees; $19,209 in accrued interest; and short term debt of $234,266 to related parties. We had long term liabilities consisting of a land mortgage for $193,640.

We had a total stockholders' deficit of $2,845,516 as of September 30, 2011, and an accumulated deficit as of September 30, 2011 of $33,278,405.

We had $134,885 in net cash used in operating activities for the nine months ended September 30, 2011, which included $1,780,353 in net loss and $17,628 income tax benefit on flow-through shares which was offset by $50,553 in depreciation; $697,500 in stock-based compensation; $210,447 in accounts payable; $665,548 in accrued liabilities; $38,555 in deposits, and $493 in prepaid expenses. This represents a decrease in cash used of $325,791 over prior year's comparable period, which is primarily attributable to the increase in accounts payable balances and accrued salaries due to limited funds being available in the current period.

We had $51,415 in net cash used by investment activities, to purchase land, during the nine months ended September 30, 2011. This represents an increase cash used in investment activities over prior year's comparable period due to the purchase of land in the current period.

We had $177,932 of net cash provided by financing activities for the nine months ended September 30, 2011, which included $20,074 in proceeds from the sale of common stock and $115,206 in proceeds from the sale of flow-through shares; and $42,652 in net proceeds from notes payable by related parties.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the period of July 1, 2011 through September 30, 2011, the Company made the following unregistered issuances of its equity.

On May 1, 2011 the Company issued 750,000 shares to a director of the Company based on a stock price of $0.40 per share. In addition, on May 10, 2011 in connection with an employment arrangement, the board of directors approved the issuance of 2,000,000 shares of the Company's common stock over a period of 18 months to its Chief Financial Officer. In connection therewith, Company issued 500,000 fully-vested shares of common stock to the officer based on a stock price of $0.45 per share, the estimated grant-date fair value on May 10, 2011. The remaining 1,500,000 shares, valued at the grant-date fair value of $675,000, vest evenly on November 10, 2011, May 10, 2012 and November 10, 2012, and will amortized to expense over the period of 18 months. During the quarter ended September 30, 2011, the Company recognized stock based compensation expense in the amount $112,500.

During August and September 2011, the Company raised $21,230 through the sale of 42,000 shares common stock via subscription agreements sold under the guidelines of the Canadian Renewable Conservation Expense program ("CRCE") to two investors, based on a stock price of approximately $0.51 per share, for which $1,003 in commissions were paid relative to the sale of this stock. In accordance with the sale of CRCE "flow through shares", the Company recognized an income tax credit of $2,835 at September 30, 2011, on the accompanying statement of operations contained herein.

During the three month period from July to September 2011, the Company raised $12,157 through the sale of 32,353 shares common stock via subscription agreements sold to four investors, based on stock prices between $0.20 and $0.43 per share.

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


Item
No.              Description                                                                      Method of Filing
-------------------------------------------------------------------------------------------------------------------

31.1             Certification of Chief Executive Officer pursuant to Rule 13a-14(a)              Filed herewith.

31.2             Certification of Chief Financial Officer pursuant to Rule 13a-14(a)              Filed herewith.


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


                                             ECOTECH ENERGY GROUP INC.



November 21, 2011                           /s/ Colin V. Hall
                                             -----------------
                                             Colin V. Hall
                                             Chairman
                                             Principal Executive Officer





November 21, 2011                            /s/ Barry Sheahan
                                             ---------------------------
                                             Barry Sheahan
                                             Chief Financial Officer
                                             Principal Accounting Officer