Form 10-Q/A
period 2011-09-30
ecoTECH Energy Group Inc.
filed 2011-11-23
CIK 1381341

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

   Consolidated Statements of Operations and Comprehensive Loss          F-5

   Consolidated Statements of Cash Flows                              F-6 to F-7

   Notes to Consolidated Financial Statements                        F-8 to F-13


                                    ECOTECH ENERGY GROUP INC.
                                  (A Development-Stage Company)

                                   CONSOLIDATED BALANCE SHEETS
                                           (Unaudited)


                                                                              September 30,            December 31,
                                                                                   2011                    2010
                                                                          ----------------------   --------------------
ASSETS

Current Assets
   Cash and cash equivalents                                               $            5,134      $           12,262
   Due from related parties                                                             2,953                   3,055
   Prepaid expenses                                                                     6,602                   7,311
                                                                          ---------------------   -------------------
   Total Current Assets                                                                14,689                  22,628
                                                                          ---------------------   -------------------

Deposits                                                                               21,547                  60,033
Property, plant and equipment, net (Note 4)                                           394,652                 180,039
                                                                          ---------------------   -------------------

TOTAL ASSETS                                                               $          430,888      $          262,700
                                                                          =====================   ===================


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
    Accounts payable                                                       $          654,249      $          503,883
    Accounts payable - related parties                                                110,088                 110,542
    Accrued liabilities (Notes 5 and 9)                                             2,194,247               1,596,213
   Note payable to related parties (Note 6)                                           124,178                  85,193
                                                                          ---------------------   -------------------
   Total Current Liabilities                                                        3,082,762               2,295,831
                                                                          ---------------------   -------------------

Notes payable (Note 4)                                                                193,640                       -
                                                                          ---------------------   -------------------

TOTAL LIABILITIES                                                                   3,276,402               2,295,831
                                                                          ---------------------   -------------------
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
                                                                          =====================   ===================



                The accompanying notes are an integral part of these statements.
                                               F-4



                                    ECOTECH ENERGY GROUP INC.
                                  (A Development-Stage Company)

                  CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                                           (Unaudited)

                                      For the             For the              For the             For the            November 28,
                                   three-months        three-months          nine-months         nine-months              2007
                                       ended               ended                ended               ended            (Inception) to
                                   September 30,       September 30,        September 30,       September 30,        September 30,
                                       2011                2010                 2011                 2010                 2011
                                  ----------------    ---------------     ----------------    -----------------    -----------------

Revenues                       $                -  $               -   $                -  $                 -  $                 -

Operating Expenses
   General and administration             416,944            302,831            1,744,304           15,675,710           29,787,035
   Research and development                     -                  -               17,437                    -              420,950
                                  ----------------    ---------------     ----------------    -----------------    -----------------
   Total operating expenses               416,944            302,831            1,761,741           15,675,710           30,207,985
                                  ----------------    ---------------     ----------------    -----------------    -----------------

Operating Loss                          (416,944)          (302,831)          (1,761,741)         (15,675,710)         (30,207,985)

Other (Income) and Expenses
   Loss on disposal of fixed                    -                  -                    -                    -                5,704
   Interest expense                        13,515              4,774               36,245               23,788            2,267,675
   Extinguishment of                            -                  -                    -                    -              700,535
   Other income                                 -                  -                  (5)                    -             (83,222)
                                  ----------------    ---------------     ----------------    -----------------    -----------------

Net loss before income tax
benefit                                 (430,459)          (307,605)          (1,797,981)         (15,699,498)         (33,098,677)

Income tax benefit (Note 2)               (2,895)                 91             (17,628)             (17,320)             (55,700)
                                  ----------------    ---------------     ----------------    -----------------    -----------------

Net Loss                                (427,564)          (307,696)          (1,780,353)         (15,682,178)         (33,042,977)
                                  ================    ===============     ================    =================    =================

 Changes in cumulative foreign
 currency translation
 adjustment                             (160,020)             34,058            (117,811)               28,223                7,934
                                  ----------------    ---------------     ----------------    -----------------    -----------------

Comprehensive Loss             $        (267,544)  $       (341,754)   $      (1,662,542)  $      (15,710,401)  $      (33,050,911)
                                  ================    ===============     ================    =================    =================


Basic and diluted loss per
common share                   $           (0.00)  $          (0.00)   $           (0.01)  $            (0.16)
                                  ================    ===============     ================    =================

Weighted Average Number of
Shares Outstanding                    196,833,770        103,636,459          196,140,774           99,889,068
                                  ================    ===============     ================    =================




        The accompanying notes are an integral part of these statements.
                                       F-5



                                    ECOTECH ENERGY GROUP INC.
                                  (A Development-Stage Company)
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                           For the nine          For the nine          Cumulative from
                                                           months ended          months ended            November 28, 2007
                                                           September 30,         September 30,          (Inception) to
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


         Also during April 2011, we entered into a Memorandum of Understanding ("MOU") with Wayzata Investment Partners, LLC ("Wayzata") to negotiate a purchase agreement with Thompson River Power, LLC ("TRP") and its manager, Wayzata, for the acquisition of 100% of the equity interests in TRP. The Company has entered into a Due Diligence Phase related to this MOU, and hopes to solidify it into a binding agreement once completed. To date we have been unable to move forward due to lack of funds. This opportunity continues to exist, and we intend to proceed pending available funding.



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

                            ECOTECH ENERGY GROUP INC.
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2011
                                   (Unaudited)

         Flow-Through Shares Financing

         During the three months ended September 30, 2011, the flow through shares sold generated a current income tax benefit of $2,895, as reflected in the accompanying consolidated statements of operations and comprehensive loss.



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


4        PROPERTY, PLANT AND EQUIPMENT

         Acquisition of Land

         On March 16, 2011 our wholly owned subsidiary, ecoTECH Energy Group (Canada) Inc., completed its acquisition of a parcel of land located in McBride, British Columbia for $257,075, of which $51,415 was paid in cash and the remaining is subject to a mortgage from the seller, which is included in notes payable on the accompanying balance sheet.

         The mortgage is for 200,000 Canadian dollars, which translates to $193,640 as of September 30, 2011. The mortgage accrues simple interest at 8% annually, calculated monthly, but not in advance, over a two year term expiring March 15, 2013 and is secured by the land. Payments of $1,587 are due monthly, with a balloon payment at expiration. As of September 30, 2011, interest expense of approximately $8, 866 has been recorded in relationship to this note.

                            ECOTECH ENERGY GROUP INC.
                          (A Development-Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2011
                                   (Unaudited)

         Property, plant and equipment consist of the following:


                                                         September 30, 2011           December 31, 2010
                                                    --------------------------   ---------------------------

           Land                                                $     257,075      $                      -
           Computer hardware                                         110,458                       110,458
           Computer software                                          23,904                        23,904
           Furniture and fixtures                                     20,043                        20,043
           Equipment                                                  33,463                        33,463
           Leasehold improvements                                    139,600                       139,600
           Website                                                    14,463                        14,463
           Less accumulated depreciation                           (204,354)                     (161,892)
                                                    --------------------------   ---------------------------
           Total property, plant and equipment, net            $     394,652      $                180,039
                                                    ==========================   ===========================

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


6        NOTES PAYABLE TO RELATED PARTIES


         On February 5, 2009, the Company borrowed $99,137 from a shareholder for operating capital, and agreed to repay the principal plus 10% annual interest in 90 days. On September 8, 2009, the note was amended to pay interest at 20% interest per annum and matured in 90 days. Upon default, the note continues to earn 20% per annum. On November 1, 2010, the note holder converted the principal balance into 312,500 shares of private company common stock (pre-acquisition). The Company has paid $9,707 of the interest accrued on the note. Accrued interest of $19,251 remains to be paid as of September 30, 2011.


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


         Issuance of Common Stock


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


         During March 2011, the Company raised $86,926 through the sale of 169,288 shares common stock via subscription agreements sold, under guidelines of the Canadian Renewable Conservation Expense program ("CRCE") to six investors, based on a stock price of approximately $0.51 per share, for which $13,093 in commissions were paid relative to the sale of this stock. In accordance with the sale of CRCE "flow through shares", the Company recognized an income tax credit of $11,582 at March 31, 2011, on the accompanying consolidated statement of operations contained herein.

         During April and May 2011, the Company raised $22,839 though the sale of 44,000 shares of common stock via subscription agreements sold under the guidelines of the CRCE program to three investors, based on a stock price of approximately $0.52 per share, for which $2,088 in commissions were paid relative to the sale of this stock. In accordance with the sale of CRCE "flow through shares", the Company recognized an income tax credit of $2,970 at September 30, 2011, on the accompanying consolidated statement of operations and comprehensive loss contained herein.

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


         During August and September 2011, the Company raised $21,230 though the sale of 42,000 shares of common stock via subscription agreements sold under the guidelines of the CRCE program to two investors, based on a stock price of approximately $0.51 per share, for which $1,003 in commissions were paid relative to the sale of this stock. In accordance with the sale of CRCE "flow through shares", the Company recognized an income tax credit of $2,835 at September 30, 2011, on the accompanying consolidated statement of operations and comprehensive loss contained herein.

         During the period from July to September 2011, the Company raised $12,157 through the sale of 32,353 shares common stock via subscription agreements sold to four investors, based on stock prices between $0.20 and $0.43 per share.


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


10       SUBSEQUENT EVENTS


         Issuances of Common Stock

         During October 2011, we sold 15,625 common shares of common stock to one investor for a cash payment of $5,000. On October 26, 2011 the Board of Directors passed a resolution to issue 2,900,000 common shares of common stock as stock based compensation at a value of $.45 per share. 1,300,000 common shares were issued to Edward Michael Wilby and 1,600,000 common shares were issued to John Nanton in Trust. The shares were issued in recognition for contributions to further the ecoGrow technology.

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

Long-term markets and goals have been identified for each of our projects, designed to fulfill corporate, investor and shareholder requirements. These can be summarized as follows:

Renewable Energy Production:

CHP Power Stations are modular units built in chains to meet specified power needs of the community or communities. Combined heat and power are produced in variable ratios, depending on the application. Local fiber availability and transmission bandwidth are two limiting factors when determining total capacity to construct. Hence, a Power Station is expandable and flexible to changing environments. Each Power Station project brings baseline income for two to three decades. Power supply purchase agreements run from five to 30 years, and we generally expect a return on investment circa 25%, being unaffected by market trends.


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

Currently, our development-stage operations have been funded through the sale of our common stock. We plan to raise additional funds through Federal and State grants, loan guarantees, and project debt financings or through future sales of our common stock, until such time as our revenues are sufficient to meet our cost structure, and ultimately achieve profitable operations. There is no assurance that we will be successful in raising additional capital or achieving profitable operations. Our consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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


HosMedEx S.A. of Ecuador
------------------------

The Company has been awarded a USD$36 million contract for its proprietary Garbage to Concrete (Gar-Crete) processing systems to Hospital Medical Expres of Ecuador (HosMedEx S.A.). Under terms of the contract, ecoTech will provide HosMedEx S.A. six Gar-Crete systems for use in 6 regions across Ecuador. ecoTECH will receive USD$6 million for each system delivered and will receve an initial deposit from HosMedEx of USD$6 million. ecoTECH's Gar-Crete system is designed to convert trash into reusable conrete for industrial products such as culverts, pipes and barriers and is uesed where infrastructure is uneconomic or unavailable. The product of the combined systems is pozzolanic ash for high strength, low mass cast concrete products manufacture. The ecoPHASER MkV unit in this sytems is the tried and proven ramjet burner in this application.

We are presently awaiting the confirmation of the start dates for the build out which will begin upon receipt of a deposit for the first location.


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


The Company is exploring the opportunity of putting a hybrid geothermal/biomass thermal power station with a torrifaction plant attached in the vicinity of Whitehall in Jefferson county. The county's Matching Funds Grant provides funds to facilitate the feasibility study for this project, and we are looking to complete our side of the matching arrangement. To date we have been unable to move forward due to lack of funds.


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


We had a total stockholders' deficit of $2,845,514 as of September 30, 2011, and an accumulated deficit as of September 30, 2011 of $33,278,405.


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


                                             ECOTECH ENERGY GROUP INC.



November 23, 2011                           /s/ Colin V. Hall
                                             -----------------
                                             Colin V. Hall
                                             Chairman
                                             Principal Executive Officer





November 23, 2011                            /s/ Barry Sheahan
                                             ---------------------------
                                             Barry Sheahan
                                             Chief Financial Officer
                                             Principal Accounting Officer