Form 10-K
period 2011-12-31
ecoTECH Energy Group Inc.
filed 2012-04-17
CIK 1381341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   For the fiscal year ended December 31, 2011

                        Commission File Number 333-138989


                            ecoTECH Energy Group Inc.
             (Exact name of registrant as specified in its charter)


                     Nevada                                         98-0479847
-------------------------------------------------  ---------------------------------------------

State or other jurisdiction of incorporation or        (I.R.S. Employer Identification No.)
                  organization

             800 Fifth Avenue, Suite 4100, Seattle, Washington 98104

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

Indicate  by  check  mark if the  Registrant  is not  required  to file  reports
pursuant to Rule 13 or Section 15(d) of the Exchange Act. Yes [ ]       No [x]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ].

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

Larger accelerated filer [ ]                              Accelerated filer  [ ]
Non-accelerated filer [ ]                         Smaller reporting company  [x]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [x]

The aggregate market value of the voting stock held by non-affiliates of the registrant at March 30, 2012 was approximately $ 48,504,861. The aggregate market value was computed by using the closing price of the common stock as of that date on the Over-the-Counter Bulletin Board ("OTCBB") and the issued and outstanding and to be issued common shares as noted below. (For purposes of calculating this amount only, all directors and executive officers of the registrant have been treated as affiliates.)

As of March 30, 2012, the registrant had 195,490,599 shares of its common shares issued and outstanding. In addition, there are 7,944,041 common shares that have been approved to be issued by the Board of Directors, but have not yet been issued.

Documents incorporated by reference:  None


                                TABLE OF CONTENTS



PART I
ITEM 1A.    Risk Factors                                                                                 8
ITEM 1B.    Unresolved Staff Comments                                                                   12
ITEM 2.     Properties                                                                                  12
ITEM 3.     Legal Proceedings                                                                           12
ITEM 4.     Mine Safety Disclosures                                                                     12
PART II
ITEM 5.     Market For Registrant's Common Equity, Related Stockholder Matters                          13
ITEM 6.     Selected Financial Data                                                                     14
ITEM 7.     Management's Discussion And Analysis Of Financial Condition And Results Of Operation        14
ITEM 7A     Quantitative And Qualitative Disclosures About Market Risk                                  16
ITEM 8.     Financial Statements                                                                        17
ITEM 9.     Changes In And Disagreements With Accountants On Accounting And Financial Disclosure        44
ITEM 9A.    Controls And Procedures                                                                     44
ITEM 9B.    Other Information                                                                           45
PART III
ITEM 10.    Directors, Executive Officers And Corporate Governance                                      45
ITEM 11.    Executive Compensation                                                                      47
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management                              49
ITEM 13.    Certain Relationships And Related Transactions, And Director Independence                   49
ITEM 14.    Principal Accounting Fees And Services                                                      49
PART IV
ITEM 15.    Exhibits, Financial Statements Schedules                                                    50
SIGNATURES                                                                                              51

ITEM 1. DESCRIPTION OF BUSINESS

ecoTECH Energy Group Inc., including all its subsidiaries, are collectively referred to herein as "ecoTECH," "the Company," "us," or "we."

As applicable for clarity, ecoTECH Energy Group Inc is specifically defined as ecoTECH Inc and ecoTECH Energy Group (Canada) Inc.is specifically defined as ecoTECH (Canada).

CORPORATE OVERVIEW

This company was initially incorporated under the name Sea 2 Sky Corporation ("Sea2Sky"), under the laws of the State of Nevada on November 16, 2005. Sea2Sky was initially established to provide travel related services to tourists in Canada and other countries. Due to an economic downturn, Sea2Sky abandoned its travel service business in the first half of fiscal 2009. Accordingly, results from its operations related to the travel business were reclassified from current operations to that of discontinued operations. Effective March 1, 2009, the business of Sea2Sky was transitioned to focus to that of a world-wide renewable energy provider. Prior to the acquisition of ecoTECH Energy Group (Canada) Inc. ("ecoTECH (Canada)") as noted below, Sea2Sky became a development stage company that intended to obtain sources of biomass supply and convert them into green or alternative energy products.

On November 12, 2010, Sea2Sky completed the acquisition (the "Acquisition") of all of the issued and outstanding shares of ecoTECH (Canada), pursuant to a Business Combination Agreement (the "Agreement") by and among Sea2Sky, 7697112 Canada Corp. and ecoTECH (Canada) pursuant to which ecoTECH (Canada) amalgamated with and into 7697112 Canada Corp. ("Subco"), our wholly owned subsidiary.

Under the terms of the Agreement, at closing, each Class A common share of ecoTECH (Canada) was exchanged for one new share of Sea2Sky common stock, requiring the issuance of 110,606,239 shares of Sea2Sky common stock. ecoTECH (Canada) was then combined with Subco, resulting in our 100% ownership of ecoTECH (Canada).

On December 10, 2010, a certificate of amendment to our articles of incorporation was filed with the Nevada Secretary of State to: (i) change the name of Sea2Sky Inc to "ecoTECH Energy Group Inc ("ecoTech Inc")." and (ii) increase the authorized common stock from 225,000,000 shares to 675,000,000 shares. This amendment was unanimously approved by the Board of Directors and by a majority of our stockholders by written consent.

On December 16, 2010, FINRA/OTC Corporate Actions provided notice that the name change would take effect at the opening of business on December 20, 2010 with a new trading symbol of "ECTH." At that time the Company changed its fiscal year end from October 31st to December 31st.

Depending on the country in which our future operations will be located, we intend to conduct business through either ecoTECH Inc., ecoTECH (Canada) and/or other subsidiaries or joint ventures as appropriate.

ecoTECH Inc's office is located 800 Fifth Avenue, Suite 4100, Seattle, Washington 98104, telephone (206) 259-7867.

ecoTECH (Canada)'s office is located at 29020 Fraser Highway, Abbotsford, British Columbia,V4X 1G4, telephone 604 288 8263.

Our website is www.ecotechenergygroup.com. , which is not incorporated in, and is not part of this report


OUR BUSINESS

Overview

ecoTech is a development-stage renewable energy company which plans to manufacture, construct and/or operate bio-mass-fuelled power stations that not only provide electrical power from bio-mass and/or waste but that can also be augmented with various operational facilities that utilize waste energy from these power plants.

During the past 30 years, ecoTECH has developed and refined its proprietary ecoPHASER thermal gasification technology. The ecoPHASER enables various configurations  of  clean-burning  of  bio-mass  and /or that  provides  optimal revenue performance, correct volumetric fuel flow systems and minimum environmental impact.

In addition, ecoTECH has developed the expertise and/or acquired the licensing rights for combined heat and power technologies including: Torrefaction, Aqua-culture, Hydroponics, Aquaponics, Cold Storage Heat exchange technologies and other environmental related processes.

The use of these various components can be combined to produce renewable and sustainable "green" energy facilities and completely organic products.

Industry Overview

Renewable Energy Industry

According to US Energy Information Services, the worldwide growth in the renewable energy industry is projected to exceed $250 billion by the year 2017. In 2007, the biofuels market reached $25 billion globally, 40% of which occurred in the United States. Accordingly, we believe there is approximately $200 billion of market opportunity in the next few years.

In the United States, it is projected that 250 gigawatts of new generating capacity will be required by 2035; of this capacity, approximately 40% is estimated to be provided by non-hydro electric renewable energy sources.

The US Energy Information Services also states that power generated from biomass, which we believe is the most non-hydro renewable energy source in the world, is expected to grow from approximately 1% in 2008 to approximately 6% by 2035.

The U.S. Energy Information Administration ("EIA") projects that by 2035, the role of fossil fuel in providing energy will decrease by approximately 80%, and renewable energy sources are expected to provide approximately 15%

Our Business Plan

Using our ecoPHASER thermal gasification technology, we plan to manufacture, construct and /or operate bio-mass-fuelled combined heat and power ("CHP") stations that not only provide electrical power from bio-mass and/or waste burning facilities, which are combined with waste heat utilization from these power plants.

The ecoTECH team has developed and refined the proprietary ecoPHASER thermal gasification technology which enables very clean-burning of bio-mass and wastes.

EcoTECH's combined heat and power (CHP) technology produces: (i) electricity, which can be channeled to utilities and end-users via the local electrical distribution system and (ii) heat which can be used to fuel a variety of "Green" operating facilities.

We are currently attempting to develop plans for several strategically positioned CHP power stations in order to: (i) reduce the reliance on fossil fuels by providing a sustainable and environmentally friendly source of energy and fuel products manufactured from local biomass feedstocks; (ii) meet specific local needs for decentralized power, while reducing the cost of biomass transportation; (iii) assist communities meet federal and state renewable energy and reduced emissions mandates; and, (iv) provide local jobs and community development for the project communities.

Our Advantages:

Proprietary Technology:

Our ecoPHASER thermal gasification technology enables us to design and construct clean-burning waste-to-energy cogeneration Power Stations which would provide optimal revenue performance, correct volumetric fuel flow systems and minimum environmental impact. Our power stations can combine technologies to effectively process and convert biomass and other feedstocks, under environmentally friendly conditions, into electricity. Our proprietary design uses multiple fuel stocks and produces higher mass-to-energy with greatly reduced harmful emissions. Additionally, we have acquired the licensing rights to adjunct technologies (Aquaponic, hydroponic harvesting, cold storage, etc.) which, can be efficiently combined with the power stations to provide cost-effective solutions for economic development and job creation in the respective community.

Prototype Equipment:

Our technology has been developed and honed via initial prototypes by the ecoTECH team through private funding prior to formation of ecoTECH, and have been tested in laboratory tests. Commercial scale manufacturing equipment will be constructed upon obtaining additional capital funding through debt and equity financing.

Bio-Mass Resources

We have already established agreements for sources of woody biomass with land owners; tree farm license ("TFL") holders; First Nations bands in British Columbia and Alberta, Canada; and Native Americans in Montana, U.S. Currently, contracts and/or letters of intent have been secured from two other North American sources which account for multiple-year fiber supply, in total, approximately 1.5 million tons of biomass feedstock per year.

Organizational structure

Depending on the country in which our future operations will be located, we intend to conduct our business through both ecoTECH Inc. and our wholly owned subsidiary, ecoTECH (Canada).

Because our developing projects are quite site specific, it is likely that each project will be structured as a separate subsidiary or joint venture with the equity investor(s) for each project.

CHP Bio-Energy Production
-------------------------

The CHP Bio-Energy Production uses biomass-to-energy technology to produce and provide renewable, clean power directly to the regional electrical power distribution system, utility companies, power brokers, large industrial manufacturers and other end users.

Our CHP produces heat and power by converting sustainable (closed or open loop) bio-mass or similar biomass through a thermal gasification process into heat (producing virtually zero harmful emissions), which is then converted into electricity.

We have proprietary thermal power generation technology utilizing several patented components making it arguably the cleanest and most efficient thermal technology available in the market place today

During the electricity generation process, a heat by-product is produced which would normally be classified as "waste heat"; however, we endeavour to utilize all available energy from these highly efficient units, so the energy in the by-produced heat is captured and circulated in an ecoTECH Thermax(R) site heating high-flow hot oil systems. The oil is transferred in underground pipes at a high temperature, which can be operated safely due to the high boiling point of the special oil and therefore no risk of rupture in the system.

This heat can then be used in a co-generation facility such as an aquaponics greenhouse, or to provide airless roasting chamber in a torrefaction facility.

ecoPHASER System

Our Power Station includes an "ecoPHASER", which is a Sublimation Reactor and Sonic Standing Wave Pulsed Burner fuelled by such feedstocks as: forestry residues, coal, lignite, leonardite, peat, chipped tires, straw, wood waste, , croppings, coke, bark, sawdust, paper, natural gas, landfill gas, bagasse, pre-sorted garbage, manure, dried sewage and municipal solid waste. Any and all of the aforementioned are viable and cost effective fuel feedstocks. The efficiency of the ecoPHASER allows traditional fuels such as coal or natural gas to be efficiently processed into electricity, producing emissions well below current regulatory requirements. The ecoPHASER produces a near-zero Nox exhaust, comprising mainly of Nitrogen and CO2.

CHP Bio-Energy Power Stations:
-----------------------------

A CHP Bio-Energy Power Station is described as a Waste-to-Energy (W2E), Combined Heat and Power energy generating facility. It produces both the heat and electricity in varying combinations, which can be tailored to produce desired amounts of either. The main structure houses a variable number of modules operating in a parallel array, each delivering 12 megawatts per hour of electrical power and approximately 5 megawatts (15 Mbtu) of process and sacrificial heat.

Each module consists of a traditional two-stage gasifier/burner which utilizes proven proprietary gasification technology and "off the shelf" boilers and turbines. The modules are built in 12 megawatts per hour for simplicity in expansion and redundancy. This compact and scalable design provides flexibility for various sized projects.

Aquaponics:
----------

Aquaponics is the combination of fresh fish farming (aqua-culture) and a green house vegetables facility (hydroponics) using 100% organic processes.

ecoTECH has acquired licensing rights for Aqua-culture and Hydroponics from HydroNov Inc., of Montreal, Canada, and for Aquaponics from Crop Diversification Centre, Ministry of Agriculture and Rural Development, of the Province of Alberta, Canada along with other proprietary environmental related processes.

To supplement the CHP power stations, we intend to develop, construct and/or operate combined Aquaponics facilities utilizing avant-garde greenhouses, indoor food fish propagation facilities, and cold store operations that further utilize the by-produced heat and carbon dioxide from the CHP stations. It is important to note that combined with sustainable production facilities as noted above the full cycle operation is carbon negative, resulting in an overall reduction of green house gases.

These Aquaponics facilities will create profitable activities which provide new regional socio-economic benefits by creating jobs, production of organic foods, heat-exchange cold storage and other products which are essential elements of our 21st century sustainable way of life. The demand for the products and services we offer is growing with international environmental awareness and the knowledge of the importance of sustainability across the world. We believe that our comprehensive approach is unique in the energy sector.

Aquaponics is a sustainable food production system that combines a traditional aquaculture (raising aquatic animals such as fish, crayfish or prawns in tanks) with hydroponics (cultivating plants in water) in a symbiotic environment. In the aquaculture, effluents accumulate in the water, increasing toxicity for the fish. This water is led to a hydroponic system where the by-products from the aquaculture are filtered out by the plants as vital nutrients, after which the cleansed water is recirculated back to the aquatic animals.

The term aquaponics is a portmanteau of the terms aquaculture and hydroponic. Aquaponics is based on the symbolic relationships found in nature and can be described as the combination of aquaculture and hydroponics. Fish effluent from traditional aquaculture systems is used to fertilize plants in a hydroponic system.

When the two practices are combined they work in a symbiotic relationship to create a natural growing system. The benefits of keeping fish in an indoor, pollution and parasite free aquaponic system include maximum efficiency of water. University trials showed that growing plants in an aquaponic system used 90% less water than soil grown crops, as the only water lost is through evaporation and transpiration.

Our facilities will use recirculating aquaculture systems which utilize oval tanks, each with a perimeter deepwater raceway that emulates a flowing stream. The water temperature, salinity, flow rate and dissolved oxygen levels are modulated to be optimal for each cultured species. Species specific organic diets, area and tank lighting are optimized to give high "healthy" growth rates with no carried fats, whilst the induced water current promotes healthy exercise and flesh tone, as in nature. The central "island" houses the pumps, filtration and oxygenation equipment that maintain the water steam in ideal conditions of "living energy".

Instead of discharging water, aquaponics recycles the water in a recirculating system. Water is pumped from the fish tank through grow beds where the water is cleaned by the plants and media before being returned to the fish tank and providing the fish with freshly oxygenated clean water. Other forms of Horticulture rely on the addition of costly chemical nutrients that use valuable time, energy and money. By combining the processes we can easily grow vegetables, herbs and fruits simply by feeding the fish. Best of all there is no need to use chemical fertilizers or pesticides.

We will use only naturally derived nutrients instead of fertilizers and use only natural predators instead of pesticides. Plant pollination is carried out by bees that inhabit the temperature, water and ambient air controlled environment. In an aquaponic system the nutrients for the plants are supplied by the fish. They produce ammonia as they breathe and when they excrete waste, this ammonia is converted by beneficial bacteria into nutrients available to the plants.

The solids are broken down and filtered in the root matrix, effectively cleaning the water before returning it to the fish tank. Additional water cleansing is provided by zeolitic and activated carbon filtration, oxygen sparging and UV treatment units. The good bacteria occur naturally in soil, air and water. They colonise the media and a healthy population is an essential ingredient of any aquaponic system.

We can describe this simple process as the "nitrogen cycle". By studying and emulating nature's systems, we are encouraging natural processes that can be monitored and recorded for integrated science, biology, horticulture, health, society and the environment. Symbiosis, mutuality and effectiveness of beneficial fungi and bacteria to aid in the absorption of nutrients, is an ongoing study to ensure optimum vegetable and fruit growth results.

Torrefied Bio-Fuels
-------------------

Torrefaction is a scientifically proven method for improving the properties of biomass as a fuel. Torrefaction is the thermo-chemical treatment of biomass at 200 to 300(degree)C, carried out under atmospheric conditions and in the absence of oxygen. During the process, the biomass partly decomposes, giving off various types of volatiles. The final product is the remaining solid, which is often referred to as torrefied biomass, or torrefied wood when produced from woody biomass.

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

Our torrefied briquette plants will be powered by surplus heat and energy provided by the CHP Power Stations. Green-fuel is a wood-based "clean fuel" product that has been torrefied and pelletized, resulting in a highly-condensed wood fuel product which has roughly equal calorific value as standard coal and can be burned in the exact same manner but with greatly reduced carbon dioxide
(CO2) emissions. Biomass in general provides a low cost, low risk route to lower CO2 emissions. When high volumes are needed, torrefied biomass is price competitive with coal while meeting or exceeding emissions standards and may also provide a revenue stream through carbon credit gains.

We anticipate that world-wide markets will further emerge as legislation and emission standards follow demand from governments and constituents seeking low carbon dioxide coal replacement products. Customers for "green-fuel" biofuels make up two potential groups: direct end-users including current coal-fuelled power companies, and commodities brokers.

As industries transition from coal-fired energy to more earth-friendly methods, "green-fuel" production provides a solution for coal-fired energy manufacturers to meet mandated percentages of sustainable fuels contents by established regulatory deadlines. Currently, most coal-fired power generators around the world do not have a readily available "green" fuel, and the cost of converting / retrofitting existing combustion systems is often not practicable. Most of the coal-fired power generators pulverize coal in ball mills and spray the ground fuel into the combustion zones. When wood in briquette or pellet form is ground in a ball mill, it forms stubbornly stringy mats and fibers that clog the system, making it an unfeasible solution for long-term use. However, when wood is roasted ("torrefied"), it becomes brittle at a certain temperature and takes on the attributes of coal, with the exceptions that it provides greater heat energy by weight, is sustainably renewable. We intend to use surplus heat generated by the Power Stations to provide this torrefaction process to woody biomass, which is then formed into briquettes to be sold at respectable margins on long-term fuel supply contracts with coal-fired power stations. This allies our efforts with the existing coal power giants, where helping them gives access to transmission facilities that would not be afforded a competitor.

Our torrefaction process offers advantages for parties requiring low carbon dioxide replacement products, including

     o No modifications to firing systems needed; no capital outlay required to burn the fuel

     o No handling or storage modifications needed; can be stored in the coal piles

     o Will not deteriorate in inclement weather. Hydrophobic; hygroscopy actually less than coal

     o Even with old burners, it will produce lower NOx (Nitrogen Oxide) and zero SOx (Sulfur Oxide) to lower emissions

     o Higher energy content; (emissions reduction exceed percentage of briquettes added).

     o Carbon Credits: each ton of our briquettes that are consumed reduces the CO2 output by 2.5 tons. Depending on the buyer and the prevailing cap & trade spot at the time, this amounts to a rebate of at least $75 per ton of briquettes used.

Garbage to Concrete
-------------------

Our Garbage to Concrete system utilizes our thermal gasification technology to convert trash into reusable concrete for industrial products such as culverts, pipes and barriers and is used where infrastructure is uneconomic or unavailable. The final product of the combined systems is pozzolanic ash for high strength; low mass cast concrete products manufacture.

Our system can process up to 40 tons of waste per hour, depending on the residual municipal solid waste (MSW) content and the energy content of the fuel used in the sublimation reactor section. The system can be combined with large or small cement mixing systems.

Due to the action of the tumble kiln, the ash is produced and kept below its natural fusion temperature, which will vary according to the kiln feed mixture. Ash from the sublimation reactor is augured to the inlet conveyor of the kiln, to become part of the ash yield. A separate exhaust feed pipe is used to convey carbon dioxide rich flue gas to heat the casting moulds for hardening cement.


Employees

As of December 31, 2011, we employed eight people, seven of whom are full time and one of whom is part time. We believe that our employee and labor relations are good.

Recent Developments

The Company is continuing to work to develop and bring several proposed projects to fruition. Due to Government and financing delays, we have no finalized agreements and have not been able to commence construction on any of our projects at this time.


Where You Can Find More Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). These filings are not deemed to be incorporated by reference into this report.

You may read and copy any documents filed by us at the Public Reference Room of the SEC, 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC's website at http://www.sec.gov.

ITEM 1A. RISK FACTORS

This annual report contains forward-looking statements that involve risks and uncertainties. These statements can be identified by the use of forward-looking terminology such as "believes," "expects," "intends," "plans," "may," "will," "should," or "anticipation" or the negative thereof or other variations thereon or comparable terminology. Actual results could differ materially from those discussed in the forward-looking statements as a result of certain factors, including those set forth below and elsewhere in this annual report. The following risk factors should be considered carefully in addition to the other information in this annual report, before purchasing any of the Company's securities.

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

We have limited funds, and such funds are not adequate to carry out the business plan in the energy business. Our ultimate success depends upon our ability to raise additional capital. We have not investigated the availability, source, or terms that might govern the acquisition of additional capital and will not do so until we have determined a need for additional financing. If we need additional capital, we have no assurance that funds will be available from any source or, if available, that they can be obtained on terms acceptable to us. If not available, our operations will be limited to those that can be financed with the Company's modest capital.

Torrefaction technologies are unproven on a large-scale commercial basis and performance could fail to meet projections, which could have a detrimental effect on the long-term capital appreciation of our stock.

While wood pellet production is a mature technology, newer technologies such as torrefaction have not been built at large commercial scales. The technologies being utilized by us for alternative energy production from biomass have not been demonstrated on a commercial scale. All of the tests conducted to date by us with respect to a specific torrefaction technology have been performed on limited quantities of feed stocks, and we cannot assure you that the same or similar results could be obtained at competitive costs on a large-scale commercial basis. We have never utilized these technologies under the conditions or in the volumes that will be required to be profitable and cannot predict all of the difficulties that may arise. It is possible that the technologies, when used, may require further research, development, design and testing prior to larger-scale commercialization. Accordingly, we cannot make an assurance that these technologies will perform successfully on a large-scale commercial basis or at all.

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

We may not be able to obtain the funding to manufacture construct and/or operate our planned facilities, the failure of which could adversely affect our business, operations and financial condition.

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

Our success will depend in part on effective enforcement of existing environmental and energy policy regulations. Many of our potential customers are unlikely to switch from the use of conventional fossil fuels unless compliance with applicable regulatory requirements leads, directly or indirectly, to the use of environmentally-friendly alternatives. Both additional regulations and enforcement of such regulatory provisions are likely to be vigorously opposed by the entities affected by such requirements. If existing emissions-reducing standards are weakened, or if governments are not active and effective in enforcing such standards, our business and results of operations could be adversely affected. Even if the current trend toward more stringent emission standards continues, we will depend on the ability of biomass alternative energy to satisfy these emissions standards more efficiently than other alternative technologies. Certain standards imposed by regulatory programs may limit or preclude the use of our products to comply with environmental or energy requirements. Any decrease in the emission standards or the failure to enforce existing emission standards and other regulations could result in a reduced demand for our products. A significant decrease in the demand will reduce the price of our products, adversely affect our profitability and decrease the value of our stock.

Our proposed plants will also be subject to federal, state and provincial laws regarding occupational safety.

We may be subject to costs and liabilities related to worker safety and job related injuries, some of which may be significant. Possible future developments, including stricter safety laws for workers and other individuals, regulations and enforcement policies and claims for personal or property damages resulting from operation of the facilities could reduce the amount of funds that would otherwise be available to further enhance our business.

The departure of our Chief Executive and/or other key personnel could compromise our ability to execute our strategic plan and may result in additional severance costs to us.

Our success largely depends on the skills, experience and efforts of our Chief Executive Officer and other key personnel. The loss of these persons, or our failure to retain other key personnel, would jeopardize our ability to execute our strategic plans and materially harm our business.

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

Recent Federal legislation, including the Sarbanes-Oxley Act of 2002, has resulted in the adoption of various corporate governance measures designed to promote the integrity of the corporate management and the securities markets. Some of these measures have been adopted in response to legal requirements. Our Board of Directors is comprised of four individuals, one of whom is also our executive officer and the other three are officers, all of which are significant stockholders. Our officers make decisions on all significant corporate matters such as the approval of compensation and the oversight of the accounting functions.

Although we have adopted a Code of Ethics and Business Conduct, we have not yet adopted any of these other corporate governance measures and, since our securities are not yet listed on a national securities exchange, we are not required to do so. We have not adopted corporate governance measures such as an audit or other independent committees of our board of directors as we presently do not have any independent directors. If we expand our board membership in future periods to include additional independent directors, we may seek to establish an audit and other committees of our board of directors.

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

Our common stock is traded on the OTC Bulletin Board, and therefore the trading volume is more limited and sporadic than if our common stock were traded on a national stock exchange. Additionally, the price of our common stock may be volatile as a result of a number of factors, including, but not limited to, the following:

     o    quarterly variations in our operating results,

     o    large purchases or sales of our common stock,

     o actual or anticipated announcements of new products or services by us or competitors,

     o    general conditions in the markets in which we compete; and

     o    economic and financial conditions

"Penny stock" regulations may impose certain restrictions on the marketability of our securities.

The SEC has adopted regulations which generally define a "penny stock" to be any equity security that has a price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions (including the issuer of the securities having net tangible assets (i.e., total assets less intangible assets and liabilities) in excess of $2,000,000 or average revenue of at least $6,000,000 for the last three years). As a result, our common stock could be subject to these rules that impose additional sales practice requirements on broker-dealers who sell our securities to persons other than established customers and accredited investors (generally persons with a net worth in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a "penny stock," unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the SEC relating to the "penny stock" market. The broker-dealer must also disclose the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the "penny stock" held in the account and information on the limited market in "penny stocks." Consequently, although the "penny stock" rules do not currently apply to our securities, if these rules do become applicable in the future, this may restrict the ability of broker-dealers to sell our securities.

Our officers and directors collectively own a substantial portion of our outstanding common stock, and as long as they do, they may be able to control the outcome of stockholder voting.

Our officers and directors are collectively the beneficial owners of approximately 43% of our common stock as of March 30, 2012. As long as our officers and directors collectively own a significant percentage of our common stock, our other shareholders may generally be unable to affect or change the management or the direction of our company without the support of our officers and directors. As a result, some investors may be unwilling to purchase our common stock. If the demand for our common stock is reduced because our officers and directors have significant influence over our company, the price of our common stock could be materially depressed. The officers and directors will be able to exert significant influence over the outcome of all corporate actions requiring stockholder approval, including the election of directors, amendments to our certificate of incorporation and approval of significant corporate transactions.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. DESCRIPTION OF PROPERTY

ecoTECH Inc's offices in Seattle Washington are operated under a nominal a month-to-month rental agreement with an annual rate of $540.00.

In March 2011, ecoTECH (Canada) acquired land for a planned power and aquaponic's facility in McBride, British Columbia. The legal description of the property is: The Fractional South east 1/4 of District Lot 5339 Cariboo District except Parcel A (n42430) and Plans 20852, 21079 and PGP38823.

ITEM 3. LEGAL PROCEEDINGS

Management is of the opinion, based upon information presently available, that it is unlikely that any liability, to the extent not provided for, would be material in relation to the Company's consolidated financial position

ITEM 4. MINE SAFETY DISCLOSURE

Not Applicable

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the OTC Bulletin Board under the symbol "ECTH." On December 20, 2010, we changed our corporate name to "ecoTECH Energy Group Inc." from "Sea 2 Sky Corporation" and our symbol changed to "ECTH" from "SSKY." The following table shows the high and low bid prices for our common stock for each quarter since January 1, 2009 as reported by the OTC Bulletin Board. All share prices have been adjusted to provide for the 30-1 forward split effected in February 10, 2009. We consider our stock to be "thinly traded" and any reported sale prices may not be a true market-based valuation of its stock. Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.


                                                       Sale Prices
                                                       -------------------------
                                                       High         Low
                                                       ------------ ------------
Fiscal Year Ended December 31, 2012
First Quarter                                          $0.68        $0.20

Fiscal Year Ended December 31, 2011
First Quarter                                          $0.55        $0.18
Second Quarter                                          0.45         0.22
Third Quarter                                           0.51         0.11
Fourth Quarter                                          0.49         0.17

Fiscal Year Ended December 31, 2010
First Quarter                                          $0.08        $0.04
Second Quarter                                          0.10         0.03
Third Quarter                                           0.23         0.10
Fourth Quarter                                          0.35         0.18


Shareholders

As of March 30, 2012 we had approximately 200 shareholders of record of our common stock.

Dividends

We have not paid any cash dividends on our common stock, and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain earnings, if any, to fund operations, and the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operation results, capital requirements, applicable contractual restrictions including restrictions in loan agreements, restrictions in our organizational documents, and any other factors that our Board of Directors deems relevant.

RECENT SALES OF UNREGISTERED SECURITIES

In February 2012, the Company raised $1,006 through the sale of 3,211 common shares for cash at $0.31 per share, less commission of $151.

In March 2012, the Company raised $6,263 through the sale of 25,445 common shares for cash at $0.25 per share, less commissions of $939.

The issuance of these common shares have been approved by the Board of Directors, however the shares are not considered to be "issued and outstanding" until they have been formally registered and issued by our transfer agent.

Exemption From Registration Claimed

All of the above sales by the Company of its unregistered securities were made by the Company in reliance upon Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "1933 Act"). All of the individuals and/or entities that purchased the unregistered securities were primarily existing shareholders, known to the Company and its management, through pre-existing business relationships, as long standing business associates and employees. All purchasers were provided access to all material information, which they requested, and all information necessary to verify such information and were afforded access to management of the Company in connection with their purchases. All purchasers of the unregistered securities acquired such securities for investment and not with a view toward distribution, acknowledging such intent to the Company. All certificates or agreements representing such securities that were issued contained restrictive legends, prohibiting further transfer of the certificates or agreements representing such securities, without such securities either being first registered or otherwise exempt from registration in any further resale or disposition.

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following information and discussion should be read in conjunction with such financial statements and notes thereto. Additionally, this Management's Discussion and Analysis of Financial Condition and Results of Operation contains certain statements that are not strictly historical and are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Actual results may differ materially from those projected in the forward-looking statements due to other risks and uncertainties that exist in the Company's operations, development efforts and business environment, the other risks and uncertainties described in the section entitled "Cautionary Note Regarding Forward-Looking Statements" at the front of this Current Report on Form 10-K, and our "Risk Factors" section herein. All forward looking statements included herein are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement.

CURRENT PROJECTS

We are in various stages of project development primarily located in the U.S. and Canada. The Company is also pursuing other international opportunities; however, there have been no such activities to date.

McBride, British Columbia -- Aquaponics:

A combined self-contained $92 million Aquaponic Project, in addition to our power plant and power-line projects as noted below, we have also developed a stand-alone Aquaponics project which combines a self-contained 5 megawatts per hour biomass power plant, together with a fresh fish farming (aqua-culture) and a greenhouse vegetables facility hydroponics) using 100% organic processes.

The Company has entered into a 5 year supply purchase contract from one of Canada's largest supermarket chains, to purchase a minimum $12 million of organic fish and vegetables per year. Full commercial operations are projected to be $55 million per year.

Land has already been purchased by the Company, near McBride, which has the appropriate zoning and for which we have obtained the necessary water permits. The Company has contracted out preliminary site clearing and subject to receiving project financing, is in position to commence construction in the summer of 2012 with commercial operations projected for 2013.

We have received majority debt financing offers for this project and are currently in negotiations with equity investors. There have been no final contracts have been signed to date.

McBride, British Columbia - Power Generation:

The Company currently is awaiting an Energy Purchase Agreement ("EPA") for the construction and operation of a $78 million, 24 megawatts per hour bio-mass power plant and a $52 million 138 kilovolt power-line. The electric power produced would be sold to BC Hydro (the provincial electrical utility) under a pending Energy Purchase Agreement ("the EPA").

The EPA has been delayed since September 2011, primarily due to the British Columbia Government's imposed review of BC Hydro's proposed 3 year rate increases.

In February 2012, the BC Utilities Commission authorized a 7.07% interim rate increase to BC Hydro, rather than the BC Governments suggested rate of 3.91%.

We are optimistic, now that the review is over, that BC Hydro will be able to move forward in the near future on issuing the EPA for our project.

Additional land for this power plant will be purchased in the McBride area, and rights-of-ways established for the power-line once the EPA has been received.

With an additional capital investment, this CHP facility could be increased by 36 megawatts per hour to produce a total of 60 megawatts per hour. This would allow BC Hydro the flexibility to balance the significantly variable electrical power that would be produced by run-of-the-river independent power production in the region.

Thompson Falls, Montana

Due to the drop in natural gas prices the company's biomass proposal is not currently viable. Therefore the company has elected to defer this project indefinitely.

Ambato, Ecuador

A $6 million Garbage to Concrete (Garcrete) system for Ambato, with additional orders expected to be received for five additional Garcrete systems for other locations in Ecuador.

In addition, an interior location is being sought by the Ecuador federal government for a 72 megawatts per hour W2E CHP (Waste to Energy Combined Heat and Power) facility, quoted by Excelsior Recycle Concepts Inc. (our sales and marketing agents) on behalf of ecoTECH.

These facilities will utilize the Company's ecoPHASER thermal gasification technology and will burn municipal waste in order to reduce the country's reliance on landfills.

It is our understanding that these projects have been delayed due to a pending review in Ecuador by the government in respect of certain local circumstances which are unrelated to Excelsior or to ecoTECH. The pending government review has delayed the completion of final contracts and receipt of purchase deposits to ecoTECH.

Other Projects in Development

The Company has several other projects in progress, a 24 megawatts per hour bio-mass power plant project for an operating gold mine in Fiji, a smaller Aquaponics project in the lower mainland of British Columbia, and a hybrid power/torrefaction facility for fiber export to Asia from Whitehall, Montana.

ecoTECH is are now a registered supplier to the US Department of Defence and are awaiting a next stage procedure for the Fort Bliss - Net Zero Project, for which we are a bidding contractor under their current Request for Proposal.

We are pleased to advise that Lockheed Martin's M2 division has offered to be our Engineering Procurement and Construction (EPC) contractor on US projects, both for power and military base projects.

Results of Operations and Development Expenditures

ecoTECH is a development-stage Company, we have had no revenues or sales from November 28, 2007 ("Inception") through December 31, 2011.

Our total operating loss decreased to $4,880,606 compared to $19,268,682 for the years ended December 31, 2011 and 2010 respectively. The decrease is primarily due to the reduction in our stock based compensation of $14,414,663.

Prior to November 12, 2010, common stock was issued to the Company's directors and officers as part of their compensation. Since stock relative to the acquired private company had no trading history, there was no available market value for this stock. The Company had sold shares to private parties for $0.32 per share; hence it was considered conservative to use this price as the basis for calculating stock compensation expense relative to the shares issued to the Company's directors. Common stock issued for compensation in 2011 has been was valued at the current market price on the day of grant.

General and administrative expenditures decreased to $1,066,960 from $1,449,888 for the years ended December 31, 2011 and 2010 respectively. The decrease reflects the increased activity in research and development expenditures in 2011 as the Company works to bring it potential projects to fruition as further described below.

Research and development expenditures increased to $333,935 from $44,490 for the years ended December 31, 2011 and 2010 respectively. The increase reflects a change in the Company's business focus from CHP and torrefaction project development, to a much more diverse integrated CHP, aquaponics, torrefaction, and/or waste treatment projects.

The Company does not anticipate having to pay income taxes in the upcoming years due to our accumulated net operating loss carry forwards for tax purposes of $2,666,609.

Capital and Liquidity


The following table provides selected financial data about our Company for the years ended December 31, 2011 and 2010:

                                              December 31      December 31
                                                 2011             2010

Cash and cash equivalents                     $        1,134   $       12,262
Total current assets                                   6,453           22,628
Total assets                                         342,553          262,700
Total liabilities                                  3,673,631        2,295,831
Stockholders' deficit                             (3,331,078)      (2,033,131)


During the years ended December 31, 2011 and 2010, the Company received $155,724 and $513,508, respectively, in net cash from the sale of its common stock. These proceeds are being used for operating and general and administrative expenses to sustain the Company through its development stage until it establishes profitable operations or receives cash from the issuance of additional common stock.

Net cash used in operating activities for the period from Inception to December 31, 2011, was $1,849,781, consisting primarily of our net loss of $36,157,121 offset by non-cash expenses of $28,181,593 of stock compensation expense, $212,297 in depreciation, $541,131 for accretion of beneficial conversion feature, $700,535 of loss on extinguishment of convertible debt, financing costs of $1,389,908, an increase in accounts payable of $1,123,720 and an increase in accrued liabilities of $2,127,802.

Net cash used in operating activities decreased to $131,882 from $524,236 for the years ended December 31, 2011 and 2010 respectively. The decrease is primarily due to increases in accounts payable and accrued liabilities balances year over year.

Net cash used in investing activities for the period from Inception to December 31, 2011, was $382,810, which consisted of purchases of property, plant and equipment, less $8,510 cash received in consolidation. In March 2011, ecoTECH Canada acquired land located in McBride, British Columbia. The purchase price was $256,725, of which approximately 20 percent was paid in a cash use of $51,345, and the balance by a non-cash vendor financed mortgage for a term of 2 years at an interest rate of 8%.

Net cash provided by financing activities for the period from Inception to December 31, 2011, was $2,212,841, which consisted of $201,382 in proceeds from notes and loans payable(net of repayments) from related parties; $676,738 in proceeds from the sale of common stock; $222,286 in proceeds from the sale of flow-through shares; $1,137,581 in proceeds from the sale of convertible debentures; and; less $24,071 in payments on convertible debentures; and $1,075 in principal in payments on the mortgage.

We had minimal cash on hand of $1,134 and $12,262 at December 31, 2011 and 2010, respectively.

To the extent we are unable to meet our operating expenses, we may borrow funds from our current management or other related parties, the Company has borrowed $17,633 and $70,140 (net of repayments) from Directors, Officers and shareholders of the Company, for the years ended December 31, 2011 and 2010 respectively. We will also attempt to raise capital from private individuals or institutional investment equity and/or debt funds for operating purposes. Future project revenues and/or sales, if any, which exceed operating expenses and debt repayments, will be used to pay outstanding liabilities and expand operations.

We are continually attempting to raise project debt and equity financing applicable to projects.

Our independent registered public accounting firm included an explanatory paragraph raising substantial doubt about our ability to continue as a going concern. Since we have no liquidity and have suffered losses, we depend to a great degree on the ability to attract external financing in order to conduct our business activities and to ensure that we have sufficient cash on hand to expand our operations. These factors raise substantial doubt about our ability to continue as a going concern.

If we are unable to raise additional capital from conventional sources, including increases in related party loans and/or additional sales of additional stock, we may be forced to curtail or cease our operations.

Even if we are able to continue our operations, the failure to obtain financing could have a substantial adverse effect on our business and financial results. We have no commitments to provide us with financing in the future, other than described above. We may be required to seek additional capital by selling debt or equity securities, selling assets, or otherwise be required to bring cash flows in balance when it approaches a condition of cash insufficiency. The sale of additional equity securities, if accomplished, may result in dilution to our existing shareholders. We cannot assure you, however, that debt or equity financing will be available in amounts or on terms acceptable to us, or at all.

In Item 8, Note 3 of the Consolidated Financial Statements, and with respect to commitments and contingencies as disclosed in Item 8, Note 8 of the Consolidated Financial Statements, included in this Form 10-K.

Summary of Critical Accounting Policies

Use of Estimates
----------------

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

We review our estimates on an on-going basis, including those related to project development, income taxes, and stock-based compensation, as well as lease abandonment costs. We base our estimates on our historical experience, knowledge of current conditions and our beliefs of what could occur in the future considering available information. Actual results may differ from these estimates, and material effects on our operating results and financial position may result.

We  believe  the  following  critical   accounting  policies  involve  our  more
significant judgments and estimates used in the preparation of our financial statements.

Share-Based Payments
--------------------

The Company has used the issuance its common stock as the primary method for compensating employees since inception. The Company accounts for stock issued to employees and directors under ASC 718 - "Compensation - Stock Compensation". Under ASC 718, stock-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite vesting period. No stock options are currently outstanding. The Company measures compensation expense for its non-employee stock-based compensation under ASC 505 - Equity. The fair value of the option issued or committed to be issued is used to measure the transaction. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete or the award is fully vested. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to common stock (no par). ecoTECH (Canada) is a privately-held company, with no trading history. The fair market value of the stock used for costing prior stock compensation transactions has been based on the standard recurring sales price of CAD$0.32 per share, net of any tax-benefit valued shares. Post-acquisition, the Company will generally use the closing market price of the stock at grant date for the valuation of stock issuances to both employees and non-employees.

Research and Development Costs
------------------------------

The Company accounts for research and development ("R&D") costs in accordance with ASC 730, "Accounting for Research" , which requires that R&D costs be expensed as incurred, and that each year's total R&D costs be disclosed in the financial statements. ASC 730 views the research component of R&D as a "planned search or critical investigation aimed at discovery of new knowledge" that could result in a new or improved product, service, process, or technique. The development component of R&D is translating "research findings or other knowledge into a plan or design" for a new or improved product, service, process, or technique. Development includes conceptual formulation, design, and testing of product alternatives; construction of prototypes and operation of pilot plants; but not routine alterations to existing products, processes, or operations. The costs of materials and equipment that will be acquired or constructed for use when beginning construction of the Company's power stations and development of related plant sites will be capitalized classified as property, plant and equipment and depreciated over their estimated useful lives. To date, research costs include engineering and environmental expenses related to the Company's future waste-to-energy facilities, and all have been expensed when incurred.

Business Combinations
---------------------

Effective January 1, 2009, the Company adopted ASC 805, Business Combinations ("ASC 805"), an updated accounting standard which carries forward the requirements to account for all business combinations using the acquisition method (formerly called the purchase method). Under ASC 805, business combination accounting applies to a wider range of transactions and events, including acquisitions of some development stage companies, combinations of mutual entities, acquisitions without the exchange of consideration, or other scenarios in which the acquirer obtains control of one or more businesses. In general, ASC 805 requires acquisition-date fair value measurement of identifiable assets acquired, liabilities assumed, and non-controlling interests in the acquiree. Under ASC 805, the value of the business acquired usually is measured as the sum of the acquisition-date values (measured at fair value, with a few exceptions). ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

Convertible Debentures
----------------------

Convertible debt is accounted for under the guidelines established by ASC 740 "Beneficial Conversion Features". The Company records a beneficial conversion feature ("BCF") related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of the conversion feature with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to the conversion feature, and as a reduction to the carrying amount of the convertible instrument equal to the intrinsic value of the conversion features, both of which are credited to common stock. The Company recognizes that misapplication could materially impact the financial condition and interest costs associated with such debentures.

Foreign Currency Translations
-----------------------------

The Company uses the Canadian dollar as its functional currency. Unless otherwise noted, for the purpose of this report, the financial statements of the Company have been translated into United States dollars inaccordance with ASC 830, "Foreign Currency Matters", using year-end exchange rates in effect on the balance sheet dates for assets and liabilities, average exchange rate in effect for the period for revenues, costs, and expenses, and historical rates for the equity. Translation adjustments resulting from translation of balances from functional to reporting currency are accumulated as a separate component of shareholders' deficit and as a component of comprehensive loss in the accompanying statements of operations.

Off-Balance Sheet Arrangements

None.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a small development-stage reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



TABLE OF CONTENTS


PAGE 18         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


PAGE 19 CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIOD FROM NOVEMBER 28, 2007 (INCEPTION) TO DECEMBER 31, 2011 AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010.


PAGE 20         CONSOLIDATED BALANCE SHEETS AS OF DECEMBER, 2011 AND 2010


PAGE 21 CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE PERIOD FROM NOVEMBER 28, 2007 (INCEPTION) TO DECEMBER 31, 2011 AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010. CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE PERIOD FROM NOVEMBER 28, 2007 (INCEPTION) TO DECEMBER 31, 2011 AND FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010.


PAGE 22-24      CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR
                THE PERIOD FROM NOVEMBER 28, 2007 (INCEPTION) TO
                DECEMBER 31, 2011.


PAGE 25-42      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  dbb mckennon
                          Certified Public Accountants
          Registered Firm - Public Company Accounting Oversight Board


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and Stockholders of ecoTECH Energy Group Inc. and subsidiaries.

We have audited the accompanying consolidated balance sheets of ecoTECH Energy Group Inc. and subsidiaries, a development-stage company (collectively the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended and the period from November 28, 2007 ("Inception") through December 31, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ecoTECH Energy Group Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for the years then ended and the period from Inception through December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 of the financial statements, the Company is a development-stage company with no revenues, has a working capital deficit and has incurred significant losses since Inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are also discussed in Note 3. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ dbbmckennon

Newport Beach, California

April 16, 2012



Address: 20321 SW Birch Street, Suite 200 Newport Beach California 92660-1756
Phone: 949.203.3010  Fax: 949.203.3011

Orange County                   www.dbbmckennon.com                    San Diego


ecoTECH Energy Group Inc.
(A Development-Stage Company)
Consolidated Statements of Operations and Comprehensive Loss


                                                                              From
                                                                          November 28,
                                                                        December 31, 2011  December 31, 2011  December 31 2010

Revenue                                                                $              --  $              --  $
                                                                                                                             --

Operating Expenses:
General and administration                                                     4,287,738          1,066,960          1,449,888
   Stock-based compensation (note 9)                                          28,181,593          3,359,641         17,774,304
   Office relocation (notes 5 and 8)                                             120,070            120,070                 --
Research and development                                                         737,448            333,935             44,490
                                                                        ------------------ ------------------ -----------------
                                                                              33,326,849          4,880,606         19,268,682
                                                                        ------------------ ------------------ -----------------

Operating loss
                                                                             (33,326,849)        (4,880,606)       (19,268,682)

Other (Income) Expense:

Loss on fixed asset disposal                                                       5,704                 --                 --
Interest expense (notes 7 and 9)                                               2,279,969             48,538             46,751
Extinguishment of debt (note 7)                                                  700,535                 --                 --
Other income                                                                     (83,217)                --            (82,516)
                                                                        ------------------ ------------------ -----------------

Net loss before income tax benefit                                           (36,229,840)        (4,929,144)       (19,232,917)

Income tax benefit (note 13)                                                      72,719             34,647             17,473
                                                                        ------------------ ------------------ -----------------
Net loss                                                                     (36,157,121)        (4,894,497)       (19,215,444)

Foreign currency translation adjustment                                          (44,789)            80,956            (86,298)
                                                                        ------------------ ------------------ -----------------

Comprehensive loss                                                          $(36,201,910)      $ (4,813,541)      $(19,301,742)
                                                                        ------------------ ------------------ -----------------

Basic and diluted net loss per common share                                                         $ (0.02)          $  (0.17)

Weighted average common shares outstanding                                                       197,526,579       113,102,392


         The accompanying notes are an integral part of these statements


ecoTECH Energy Group Inc.
(A Development-Stage Company)
Consolidated Balance Sheets


                                                                                           December 31,         December 31,
                                                                                               2011                2010

ASSETS

Current assets
Cash and cash equivalents                                                                 $         1,134     $       12,262
Prepaid expenses                                                                                    3,358              7,311
Due from related parties                                                                            1,961              3,055
                                                                                         ---------------------------------------
                                                                                                    6,453             22,628

Deposits                                                                                            4,902             60,033

Property plant and equipment, net (note 4)                                                        331,198            180,039
                                                                                         ---------------------------------------
Total assets                                                                                $     342,553      $     262,700
                                                                                         ---------------------------------------

LIABILITIES

Current liabilities
Accounts payable                                                                            $     718,130      $     503,883
Accounts payable - related party (notes 6 and 12)                                                 134,458            110,542
Accrued liabilities (notes 5 and 8)                                                             2,524,273          1,596,213
Mortgage Payable (note 4)                                                                         195,038                 --
Notes payable to related parties (notes 6 and 12)                                                 101,732             85,193
                                                                                         ---------------------------------------
                                                                                                3,673,631          2,295,831
                                                                                         ---------------------------------------

Commitments and contingencies (note 3 and 8)

Stockholders' deficit:
Common stock  (Note  9),  675,000,000  shares  ($0.001  par  value)  203,405,984
    (7,915,385 are not yet issued) and 195,233,427 shares issued and outstanding at
    December 31, 2011 and 2010, respectively.                                                     203,406            195,233
Additional paid-in capital                                                                     32,900,355         29,392,934
Accumulated comprehensive income                                                                    2,499              2,499
Cumulative foreign currency translation adjustment (note 10)                                      (44,789)          (125,745)
Deficit accumulated during the development stage                                              (36,392,549)       (31,498,052)
                                                                                         ---------------------------------------
Total stockholders' deficit                                                                    (3,331,078)        (2,033,131)
                                                                                         ---------------------------------------
Total liabilities and stockholders' deficit                                                 $     342,553      $     262,700
                                                                                         ---------------------------------------


                 The accompanying notes are an integral part of these statements


ecoTECH Energy Group Inc.
(A Development-Stage Company)
Consolidated Statements of Cash Flows


                                                                             From
                                                                         November 28,
                                                                             2007
                                                                        (Inception) to       Year Ended            Year Ended
                                                                        December 31,         December 31,         December 31,
                                                                            2011                2011                  2010

Operating activities
Net loss                                                                   $(36,157,121)     $  (4,894,497)      $(19,215,444)
Add (deduct) items to reconcile to net cash
used in operating activities
   Stock-based compensation                                                  28,181,593          3,359,641         17,774,304
   Office relocation (notes 5 and 8)                                            120,070            120,070                 --
   Depreciation                                                                 212,297             65,152             57,577
   Income tax benefit (note 13)                                                 (72,719)           (34,647)           (17,473)
   Accretion of beneficial conversion features                                  541,131                 --                 --
   Loss on extinguishment of convertible debt                                   700,535                 --                 --
   Financing costs                                                            1,389,908                 --                 --
Changes in operating assets and liabilities:
   Prepaid expenses                                                              (5,245)             4,210             (7,087)
   Deposits                                                                     (11,752)            45,217            (31,562)
   Accounts payable                                                           1,123,720            295,083            117,584
   Accrued liabilities                                                        2,127,802            907,889            797,865
                                                                       ------------------ ------------------ -----------------
Net cash used in operating activities (note 3)                               (1,849,781)          (131,882)          (524,236)
                                                                       ------------------ ------------------ -----------------

Investing activities
Purchase of property, plant and equipment (note 4)                             (391,320)           (51,345)           (27,123)
Cash received in reverse acquisition                                              8,510                 --              8,510
                                                                       ------------------ ------------------ -----------------
Net cash used in investing activities                                          (382,810)           (51,345)           (18,613)
                                                                       ------------------ ------------------ -----------------

Financing activities
Sale of common stock net of commissions                                         676,738             43,077           513,508
Sale of flow-through shares net of commissions                                  222,286            112,647                --
Sale of convertible debentures                                                1,137,581                 --                --
Payments on vendor financed mortgage                                             (1,075)            (1,075)               --
Payments on convertible debentures                                              (24,071)                --           (24,071)
Net proceeds (payments) on related party notes                                  201,382             17,633            70,140
                                                                       ------------------ ------------------ -----------------
Net cash provided by financing activities                                     2,212,841            172,282            559,577
                                                                       ------------------ ------------------ -----------------

Foreign currency effect on cash                                                  20,884               (183)           (4,661)
                                                                       ------------------ ------------------ -----------------
Net increase (decrease) in cash and cash equivalents                              1,134            (11,128)           12,067
Cash and cash equivalents  - beginning of year                                       --             12,262               195
                                                                       ------------------ ------------------ -----------------
Cash and cash equivalents  - end of year                                 $        1,134     $        1,134   $        12,262
                                                                       ------------------ ------------------ -----------------
Supplemental cash flow disclosure (note 11)


                 The accompanying notes are an integral part of these statements


ecoTECH Energy Group Inc.
(A Development-Stage Company)
Consolidated Changes in Stockholders' Deficit

                                                                           Cumulative                        Deficit
                                                                              Foreign                     Accumulated
                                                             Additional      Currency     Accumulated       during the
                                    Number         Common       Paid in    Translation    Comprehensive   Development
                                 of Shares          Stock       Capital    Adjustment         Income           Stage          Total
                                ----------------------------------------------------------------------------------------------------


Nov 2007, shares
  issued at Inception
  to Founders                   13,000,000     $   13,000     $ (12,906)     $      -       $      -        $      -         $   94

Beneficial conversion
  feature of Debentures
  in 2007                                -              -        88,791             -              -               -         88,791

Aug 2008, sale of flow
  -through shares for cash
  at $0.49 per share, net
  of $19,148, premium              130,000            130        44,234             -              -               -         44,364

2008 Debenture conversions
  - at $0.21 per share           4,967,000          4,967     1,055,910             -              -               -      1,060,877

Nov 2008, stock to WPC
  (broker) related to capital
  raise at $0.26 per share       5,474,429          5,474     1,411,746             -              -               -      1,417,220

Dec 2008, Stock issued
  for extinguishment             2,553,860          2,554       765,912             -              -               -        768,466

Equity portion of WPC
  (broker) shares                        -              -       (80,130)            -              -               -        (80,130)

Beneficial conversion feature
  of debentures in 2008                  -              -       430,565             -              -               -        430,565

Foreign currency translation             -              -             -       106,988              -               -        106,988

Net loss - Inception through
  December 31, 2008                      -              -             -             -              -      (4,128,927)    (4,128,927)
                                ----------------------------------------------------------------------------------------------------
Balances, December 31, 2008     26,125,289         26,125     3,704,122       106,988              -      (4,128,927)      (291,692)

Jan 2009, stock based
  compensation at $0.26
  per share                     27,000,000         27,000     7,020,648             -              -               -      7,047,648

2009 Debenture conversions
  - at $0.17 per share              23,437             23         3,966             -              -               -          3,989

June 2009, stock for debt
  extinguishment at $0.26
  per share                         11,774             12         3,107             -              -               -          3,119

Beneficial conversion feature
  of debentures in 2009                  -              -        24,950             -              -               -         24,950

Jul - Dec 2009, stock for
  cash $0.30 per share             448,440            449       133,256             -              -               -        133,705

2009 Sale of flow-through
  shares for cash at $0.46
  per share, net of $17,158
  premium	                   100,000            100        28,869             -              -               -         28,969

Commissions paid on equity
  raise                                  -              -      (179,581)            -              -               -       (179,581)

2009 Debenture conversions
  - at $0.18 per share             281,250            281        51,244             -              -               -         51,525

Dec 2009,stock for debt
  extinguishment at $0.26
  per share                        141,286            141        37,051             -              -               -         37,192

Foreign currency translation             -              -             -      (146,435)             -               -       (146,435)

Net loss - year ended
  December 31, 2009                      -              -             -             -              -      (7,918,253)    (7,918,253)
                                ----------------------------------------------------------------------------------------------------
Balances, December 31, 2009     54,131,476         54,131    10,827,632       (39,447)             -      (12,047,180)   (1,204,864)







ecoTECH Energy Group Inc.
(A Development-Stage Company)
Consolidated Changes in Stockholders' Deficit


                                                                        Cumulative                         Deficit
                                                                           Foreign                      Accumulated
                                                          Additional      Currency     Accumulated        during the
                                      Number    Common       Paid in    Translation    Comprehensive    Development
                                   of Shares     Stock       Capital    Adjustment         Income            Stage           Total
                                  --------------------------------------------------------------------------------------------------

Balances, December 31, 2009        54,131,476    54,131    10,827,632       (39,447)             -       (12,047,180)    (1,204,864)

Jan 2010, stock based compen-
  sation at $0.31 per share        48,000,000    48,000    14,881,920             -              -                -      14,929,920

Feb and Oct 2010,stock to WPC
  (broker) related to capital
  raise at $0.30 to $0.32
  per share                           776,575       777       238,095             -              -                -         238,872

Mar to Nov 12,2010, stock for
  cash at $0.31 and $0.32 per
  share, net of commissions
  of $39,909                        1,735,688     1,735       498,889             -              -                -         500,624

Nov 2010, stock based compen-
  sation at $0.32 per share         5,650,000     5,650     1,798,734             -              -                -       1,804,384

Nov 2010, stock for note ex-
  tinguishment at $0.32
  per share                           312,500       313        98,825             -              -                -          99,138

November 12, 2010, reverse
acquisition between ecoTECH
Energy Group (Canada)
and Sea2Sky Corporation (note 1)

Shares retained and liabilities
  assumed  - reverse acquisition   80,583,239    80,583             -             -              -          (235,428)      (154,845)

Accumulated comprehensive income            -         -             -             -          2,499                -           2,499

Nov 2010, stock for consulting
  services at $0.26 per share       4,000,000     4,000     1,036,000             -              -                -       1,040,000

Nov and Dec 2010, stock for
  cash at $0.31 per share
  net of commissions of $880           43,949        44        12,839             -              -                -          12,883

Foreign currency translation
  (note10)                                  -         -             -       (86,298)             -                -         (86,298)

Net loss - year ended
  December 31, 2010                         -         -             -             -              -       (19,215,444)   (19,215,444)
                                  --------------------------------------------------------------------------------------------------
Balances, December 31, 2010       195,233,427   195,233    29,392,934      (125,745)         2,499       (31,498,052)    (2,033,131)









ecoTECH Energy Group Inc.
(A Development-Stage Company)
Consolidated Changes in Stockholders' Deficit
                                                                          Cumulative                       Deficit
                                                                             Foreign                    Accumulated
                                                            Additional      Currency     Accumulated      during the
                                      Number      Common       Paid in    Translation    Comprehensive  Development
                                   of Shares       Stock       Capital    Adjustment         Income          Stage           Total
                                  --------------------------------------------------------------------------------------------------

Balances, December 31, 2010       195,233,427    195,233    29,392,934      (125,745)         2,499     (31,498,052)     (2,033,131)

Jan 2011, stock for debt
  extinguishment at $0.27
  per share                            18,518          19         5,017             -              -              -           5,036

Jan to Feb 2011, stock for
  cash ranging from $0.25
  to $0.32 net of
  commissions of $1,203                29,366          29         6,789             -              -              -           6,818

Mar and Apr 2011, sale of
  flow-through shares for cash
  ranging  from $0.51 to
  $0.52 per share net of $16,122
  in commissions and $28,484 in
  tax benefit                         209,288         209        62,671             -              -              -          62,880

Shares to be issued (note 9)

May 2011, stock for debt
  extinguishment at $0.46
  per share                            64,785          65        29,776             -              -              -          29,841

May  2011, stock based
  compensation at $0.40 and
  $0.45 per share                   1,250,000       1,250       523,750             -              -              -         525,000

May to Sep 2011, sale of
  flow-through shares for
  cash ranging  from $0.48
  to $0.51 per share includ-
  ing 2,840 shares for
  commission, net of $1,974
  in commissions and of
  $6,163 in tax benefit                48,840          49        15,071             -              -              -          15,120

July to Oct 2011, stock for
  cash ranging from $0.20 to
  $0.43 per share, net of
  commissions of $1,547                47,978          48        14,286             -              -              -          14,334

Oct 2011, stock based
  compensation at $0.39 to
  $0.51 per share                   5,379,688       5,380     2,434,261             -              -              -       2,439,641

Nov to Dec 2011, stock for
  cash ranging from $0.16
  to $0.19 per share, net
  of commission of $2,266              84,703          85        12,753             -              -              -          12,838

Nov to Dec 2011, stock for
  cash ranging from $0.27
  to $0.28 net of
  commissions of $1,603                39,391          39         9,047             -              -              -           9,086

Dec 2011, stock based
  compensation at $0.34             1,000,000       1,000       394,000             -              -              -         395,000

Foreign currency translation
  (note10)                                  -           -             -        80,956              -              -          80,956

Net loss - year ended
  December 31, 2011                         -           -             -             -              -     (4,894,497)     (4,894,497)
                                  --------------------------------------------------------------------------------------------------
Balances, December 31, 2011       203,405,984    203,406    32,900,355       (44,789)         2,499     (36,392,549)     (3,331,078)
                                  --------------------------------------------------------------------------------------------------


                The accompanying notes are an integral part of these statements ecoTECH Energy Group Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011



1 - ORGANIZATION AND BUSINESS

COMPANY HISTORY

Initially, this company was incorporated under the name Sea 2 Sky Corporation ("Sea2Sky"), under the laws of the State of Nevada on November 16, 2005. Sea 2 Sky was initially established to provide travel related services to tourists in Canada and other countries. Due to an economic downturn, Sea2Sky abandoned the travel service business in the first half of fiscal 2009. Accordingly, results from operations related to the travel business were reclassified from current operations to that of discontinued operations. Effective March 1, 2009, Sea2Sky transitioned its business focus to that of a world-wide renewable energy provider, and became a development-stage company that intended to obtain sources of biomass supply streams and convert them into green or alternative energy products.

ecoTECH Energy Group (Canada), Inc. ("ecoTECH Canada") was incorporated under its original name of ecoPHASER Energy Corp., under the federal laws of Canada on November 28, 2007. ecoTECH Canada is a development-stage renewable energy company whose business focus is the manufacture, construction and/or operation of biomass-fuelled power stations that not only provide electrical power from biomass and/or waste, but that can also be augmented with various operational facilities that utilize waste energy from these power plants, including; torrefaction, aqua-culture, hydroponics, aquaponics, cold storage heat exchange technologies and other environmental related processes.

On November 12, 2010 (the "Effective Date"), pursuant to the terms of a stock purchase agreement, Sea2Sky acquired 100 percent of the issued and outstanding common stock of ecoTECH Canada for approximately 110 million shares of its own common stock, which were distributed to the former shareholders of the acquired ecoTECH Canada. ecoTECH Canada was then amalgamated with 7697112 Canada Corp., a company incorporated under the federal laws of Canada that was a wholly owned subsidiary of Sea2Sky, and as a result of this amalgamation, ecoTECH Canada became a wholly owned subsidiary of Sea2Sky.

ecoTECH (Canada) has no subsidiaries and is not a reporting issuer in any jurisdiction of Canada or the United States. This transaction, which represented a majority of the then issued and outstanding shares of Sea2Sky constituted a change in control of the company. As such, on December 20, 2010, Sea2Sky changed its name to ecoTECH Energy Group Inc. (the "Parent") and changed its trading symbol to "ECTH".

The acquisition of ecoTECH Canada has been accounted for as a reverse acquisition in accordance with Accounting Standards Codification ("ASC") 805-40 Business Combinations, under which it has been determined for accounting and reporting purposes that ecoTECH Canada was the acquirer because of the significant holdings and influence of the control group of ecoTECH before and after the acquisition. At November 12, 2010, as a result of the transaction, the former shareholders of ecoTECH Canada shareholders held approximately 58 percent of issued and outstanding common stock of the new Parent company ecoTECH Energy Group, Inc. (formerly Sea2Sky) on a diluted basis.

Accordingly, the assets and liabilities of ecoTECH Canada have been reported at historical costs and the historical results of operations have been reported in these ecoTECH Energy Group, Inc. filings as a change in reporting entity. The assets and liabilities of the Parent were reported at fair value on the date of acquisition, and results of operations were reported from the date of acquisition of November 12, 2010. The assets and liabilities of the Parent were reported at their carrying values, which approximated fair value. No goodwill was recorded upon acquisition since the Parent had no active business. The following is a schedule of the Parent's assets and liabilities at the Effective
Date:

ecoTECH Energy Group Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011



  Assets:
  Cash and cash equivalents                            $     8,510
                                                  --------------------

  Liabilities:
  Accounts payable                                             312
  Accrued liabilities                                      160,379
  Other                                                      2,664
                                                  --------------------
                                                           163,355
                                                  --------------------
  Net liabilities assumed                              $   154,845
                                                  --------------------


The net liabilities assumed were accounted for as a deemed distribution through charges to the Company's shareholders deficit.

The unaudited pro forma combined information for the year ended December 31, 2010 would have been:

                                                                    Year Ended
                                                                    December 31,
                                                                         2010

Revenue                                                            $          --
Net loss from continuing operations                                 (19,893,847)
Basic and diluted net loss per share from continuing operations    $      (0.11)



BUSINESS

Over the past 30 years, the ecoTECH team has developed and refined the proprietary ecoPHASER thermal gasification technology which enables very clean-burning of bio-mass and wastes. We are in various stages of project development primarily located in the United States of America and in Canada. The Company is also pursuing international opportunities.

EcoTECH's combined heat and power (CHP) technology produces: (i) electricity, which can be channelled to utilities and end-users via the local electrical distribution system and (ii) heat which can be used to fuel a variety of "Green" operating facilities.

Our current activities are focused on developing several strategically positioned CHP power stations in order to: (i) reduce the reliance on fossil fuels by providing a sustainable and environmentally friendly source of energy and fuel products manufactured from local biomass feedstocks; (ii) meet specific local needs for decentralized power, while reducing the cost of biomass transportation; (iii) assist communities meet federal and state renewable energy and reduced emissions mandates; and, (iv) provide local jobs and community development for the project communities.

ecoTECH Energy Group Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011



2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

This summary of significant accounting policies is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management who are responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements. The financial statements are stated in United States of America dollars.

Principles of Consolidation

These consolidated financial statements include the accounts of ecoTECH Energy Group Inc. (formerly Sea 2 Sky Corporation), and its wholly-owned ecoTECH Energy Group (Canada), Inc. All intercompany balances and transactions have been eliminated in consolidation.

Development- Stage

ecoTECH is a development-stage company as defined in Accounting Standards Codification ("ASC") 915 Development-Stage Entities, as it is devoting substantially all of its efforts to develop markets for its products and planned facilities. There have been no revenues from planned principal operations or sales from Inception through December 31, 2011. Consequently, cumulative amounts are presented in these consolidated financial statements.

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

Actual results may ultimately differ from those estimates. The significant estimates made by management relate to the estimation of the value of the
Company's common stock and income tax benefit related to the sale of flow-through shares. Changes in estimates are reported in earnings in the period in which they become known.

Cash and Cash Equivalents

For purpose of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company did not have any cash equivalents at December 31, 2011 and 2010.

Intangible Assets

Licenses acquired are either expensed or recognized as intangible assets. The Company recognizes intangible assets when the following criteria are met: 1) the asset is identifiable, 2) the Company has control over the asset, 3) the cost of the asset can be measured reliably, and 4) it is probable that economic benefits will flow to the Company. During the period from Inception to December 31, 2011 and the years ended December 31, 2011 and 2010 and, the Company has not incurred any fees related to intangible assets obtained and accordingly no expense or capitalized asset has been recognized.

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation and amortization of property and equipment are calculated using the straight-line method over the assets' estimated useful lives as follows: computer hardware and software (five years), leasehold improvements (the shorter of five years or lease life), furniture and fixtures (seven years), Website (three years), equipment (five to ten years).

ecoTECH Energy Group Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011



Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

Debt and Stock Issuance Costs

Debt issuance costs represent costs incurred related to the Company's convertible debentures. These costs were capitalized and amortized over the term of the note using the effective interest method. Debt issuance costs represent the finder fees related to the debentures and consisted of both cash and stock compensation.

Additionally, the Company incurred commissions related to the raising of capital through the sale of subscription agreements for common stock during a private offering. At the time of the completion of the offering, these commissions are charged against the capital raised.

Convertible Debentures

Convertible debt is accounted for under the guidelines established by ASC 740 "Beneficial Conversion Features". The Company records a beneficial conversion feature ("BCF") related to the issuance of convertible debt that have conversion features at fixed or adjustable rates that are in-the-money when issued and records the fair value of the conversion feature with those instruments.

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

Share-Based Payments

The Company accounts for stock issued to employees and directors under ASC 718 "Compensation - Stock Compensation". Under ASC 718, stock-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite vesting period. No stock options are currently outstanding.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505 "Equity". The fair value of the option issued or committed to be issued is used to measure the transaction. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete or the award is fully vested. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to common stock and additional paid-in-capital.

Prior to November 12, 2010, there was no public market for ecoTECH Canada's common stock, and accordingly, the amount of the compensatory charge was based on prevailing sales price of the stock since Inception under which the determination of stock-based compensation was inherently highly uncertain and subjective, and involves the application of discounts deemed appropriate to reflect the lack of marketability of the Company's securities - which have not been considered in the basis for calculation. If the Company had made different assumptions, its stock-based compensation expense and relative net loss could have been significantly different.

ecoTECH Energy Group Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011


Flow-Through Shares Financing

The Company has financed a portion of its development-stage activities through the issue of Canadian renewable and conservation expense ("CRCE") flow-through shares of common stock. A CRCE is defined under section 1219 of the Income Tax Regulations as "Canadian renewable and conservation expense" for the purposes of subsection 66.1(6) of the Canadian Income Tax Act. Under these provisions, certain qualifying expenditures are renounced by the Company for its income tax purposes and transferred to the investors to claim on their individual Canadian income tax returns.

Proceeds received from the issuance of such shares are allocated between the offering of shares and the sale of tax benefits.

The allocation is made based on the difference between the price of the existing shares and the amount the investor pays for the shares. Upon renunciation of the expenses, a deferred income tax recovery is recognized by the Company.

Foreign Currency Translations

The Company uses the Canadian dollar as its functional currency of its operating subsidiary ecoTECH Canada. Unless otherwise noted, for the purpose of this report, the financial statements of the ecoTECH Canada have been translated into United States dollars in accordance with ASC 830, "Foreign Currency Matters", using historical rates for fixed assets and year-end exchange rates in effect on the balance sheet dates for all other assets and liabilities, average, specific or historical exchange rates as applicable in effect for the period for revenues, costs, and expenses, and historical exchange rates for shareholder equity (deficit).

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740 "Income Taxes" ("ASC 740"). ASC 740 requires the Company to recognize a tax asset/liability equal to the expected future tax benefit/expense of temporary reporting differences between book and tax accounting methods and any available operating loss or tax credit carry forwards. ASC 740 sets forth a recognition threshold and valuation method to recognize and measure an income tax position taken, or expected to be taken, in a tax return. The evaluation is based on a two-step approach. The first step requires an entity to evaluate whether the tax position would "more likely than not," based upon its technical merits, be sustained upon examination by the appropriate taxing authority.

The second step requires the tax position to be measured at the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement. In addition, previously recognized benefits from tax positions that no longer meet the new criteria would no longer be recognized. The application of this Interpretation is considered a change in accounting principle with the cumulative effect of the change recorded to the opening balance of retained earnings. Adoption of this standard did not have a material impact on the Company's financial position, results of operations, or cash flow.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's other comprehensive loss arose from the effect of unrealized foreign currency translation adjustments.

ecoTECH Energy Group Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011



Loss per Common Share

The Company presents basic loss per share ("EPS") and diluted EPS on the face of the consolidated statement of operations. Basic loss per share is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants, and other convertible securities. Since Inception to December 31, 2011 the Company has not issued any options or warrants.

Related-Party Transactions

A related party is generally defined as (i) any person that holds 10% or more of the Company's securities and their immediate families, (ii) the Company's management, (iii) someone that directly or indirectly controls, is controlled by or is under common control with the Company, or (iv) anyone who can significantly influence the financial and operating decisions of the Company. A transaction is considered to be a related party transaction when there is a transfer of resources or obligations between related parties.

Fair Value Measurements

On January 1, 2009, the Company adopted ASC 820 "Fair Value Measurements and Disclosures". The Company did not record an adjustment to retained earnings as a result of the adoption of the guidance for fair value measurements, and the adoption did not have a material effect on the Company's results of operations.

Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability and are developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company's assumptions about the factors market participants would use in valuing the asset or liability. The guidance establishes three levels of inputs that may be used to measure fair value:

Level 1   Observable inputs such as quoted prices in active markets;

Level 2 Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly;

Level 3 Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of December 31, 2011 and 2010, the Company did not have any material level 1, 2, or 3 assets or liabilities.

Impairment of Long-Lived Assets

The Company regularly evaluates whether events and circumstances have occurred that indicate the carrying amount of property and equipment may not be recoverable. When factors indicate that these long-lived assets should be evaluated for possible impairment, the Company assesses the potential impairment by determining whether the carrying value of such long-lived assets will be recovered through the future undiscounted cash flows expected from use of the asset and its eventual disposition. If the carrying amount of the asset is determined not to be recoverable, a write-down to fair value is recorded. Fair values are determined based on quoted market values, discounted cash flows, or external appraisals, as applicable. The Company regularly evaluates whether events and circumstances have occurred that indicate the useful lives of property and equipment may warrant revision. In our opinion, the carrying values of our long-lived assets, including property and equipment, were not impaired at December 31, 2011, with the exception of certain leasehold improvements that were written-off due to lease abandonment (note 8).

ecoTECH Energy Group Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011



Concentrations of Credit Risk

The Company maintains its cash accounts in a commercial bank; the total cash balances held in a commercial bank are secured by the Canadian Deposit Insurance Corporation ("CDIC") up to CAD$100,000 per depositor, per insured bank. At times, the Company may have cash deposits in excess of federally insured limits.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board ("FASB") issued amended standards to achieve common fair value measurements and disclosures between GAAP and International Financial Reporting Standards. The standards include amendments that clarify the intent behind the application of existing fair value measurements and disclosures and other amendments which change principles or requirements for fair value measurements or disclosures. The amended standards are to be applied prospectively for interim and annual periods beginning after December 15, 2011. Management does not believe the adoption of these changes would have an impact on the Consolidated Financial Statements.

In June 2011, the FASB issued amended standards that eliminated the option to report other comprehensive income in the statement of stockholders' equity and require companies to present the components of net income and other comprehensive income as either one continuous statement of comprehensive income or two separate but consecutive statements. The amended standards do not affect the reported amounts of comprehensive income. In December 2011, the FASB deferred the requirement to present components of reclassifications of other comprehensive income on the face of the income statement that had previously been included in the June 2011 amended standard. These amended standards are to be applied retrospectively for interim and annual periods beginning after December 15, 2011. Management does not believe the adoption of these changes would have an impact on the Consolidated Financial Statements

In September  2011,  the FASB issued  Accounting  Standards  Update  ("ASU") No.
2011-08, Intangibles -- "Goodwill and Other" (Topic 350). This Accounting Standards Update amends FASB ASC Topic 350. This amendment specifies the change in method for determining the potential impairment of goodwill. It includes examples of circumstances and events that the entity should consider in evaluating whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Management does not believe the adoption of these changes would have an impact on the Consolidated Financial Statements

In December 2011, the FASB issued changes to the disclosure of offsetting assets and liabilities. These changes require an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The enhanced disclosures will enable users of an entity's financial statements to understand and evaluate the effect or potential effect of master netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments. These changes become effective for the Company on January 1, 2013. Management does not believe the adoption of these changes would have an impact on the Consolidated Financial Statements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

Comparative financial information

Certain prior year's amounts have been reclassified to conform to the 2011 presentation.

ecoTECH Energy Group Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011



3 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.

The Company is a development-stage company with no revenues, has a working capital deficit, has net losses and used cash from operating activities from Inception to December 31, 2011 of $1,849,781. At December 31, 2011, the Company had limited available capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheets are dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations.

The Company requires additional capital of approximately $600,000 to $1,200,000 to continue its development activities and provide working capital for general corporate purposes for the next 12 months. In addition, the Company also needs to obtain debt and equity financing to construct its current projects which range in cost from approximately $4 million to $130 million depending on the scale of each project.

To the extent we are unable to meet our operating expenses, we may borrow funds from our current management or other related parties. We will also attempt to raise capital from private individuals or institutional investment equity and/or debt funds for operating purposes.

The Company's management remains optimistic that some of our developing projects will proceed in the relatively near future. Future project revenues and/or sales, if any, which exceed operating expenses and debt repayments will be used to pay outstanding liabilities and expand operations.

Since we have no liquidity and have suffered losses, we depend to a great degree on the ability to attract external financing in order to conduct our business activities and to ensure that we have sufficient cash on hand to expand our operations. These factors raise substantial doubt about our ability to continue as a going concern.

There is no assurance that our capital raising plans will be successful in obtaining sufficient funds to assure the eventual profitability of the Company. If we are unable to obtain sufficient amounts of additional capital, we may be required to reduce the scope of our planned development, which could harm our business, financial condition and operating results.

These financial statements do not include any adjustments that might result from these uncertainties.

ecoTECH Energy Group Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011



4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:


                                                 December 31 2011   December 31 2010

Land                                               $    256,725     $           --
Computer hardware                                       110,458            110,458
Computer software                                        23,904             23,904
Furniture and fixtures                                   20,043             20,043
Equipment                                                33,463             33,463
Leasehold improvements (note 8)                              --            139,600
Website                                                  14,463             14,463
Less accumulated depreciation (note 8)                 (127,858)          (161,892)
                                               ---------------------------------------
Total property, plant and equipment, net           $    331,198     $      180,039
                                               ---------------------------------------


Depreciation expense for the period from Inception to December 31, 2011, and for the years ended December 31, 2011 and 2010, was $212,297, $65,152 and $57,577,
respectively.

In March, 2011, ecoTECH Canada acquired land located in McBride, British Columbia. The purchase price was $256,725, of which approximately 20 percent was paid in cash and the balance by a vendor financed mortgage for a term of two (2) years at an interest rate of 8%.

Acquisition of Land

On March 16, 2011 our wholly owned subsidiary, ecoTECH Energy Group (Canada) Inc., completed its acquisition of a parcel of land located in McBride, British Columbia. We purchased the property from Tralee Investments Ltd for an aggregate purchase price of $257,075, of which $51,415 was paid in cash and the remaining is subject to a mortgage from the seller, which is included in notes payable on the accompanying balance sheet. There is no material relation-ship (other than in respect of the transaction) between us, our subsidiary purchaser and seller or any of our affiliates, or any of our directors, officers or any associate of any of our officers and directors.

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

The Company is not current in servicing the note, and accordingly, the note has been classified as a current liability. We are working on a satisfactory resolution to bring the loan current. The loss of this property would not have an adverse impact on it ability to operate in the region.

ecoTECH Energy Group Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011



5 - ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:

                                           December 31,            December 31,
                                                2011                    2010

Accrued wages and payroll taxes            $  2,133,656            $  1,302,381
Accrued consulting fees                    $    300,000            $    275,000
Accrued interest                           $     23,627            $     18,832
Accrued liability for office relocation    $     66,990            --
                                           ------------------------------------

Total accrued liabilities                  $  2,524,273            $  1,596,213
                                           ------------------------------------


Accrued liabilities balances reflected above include interest applicable to convertible debenture balances outstanding, mortgage payable for land purchased, accrued fees for capital raise and a provision for the office relocation settlement (note 8).

6 - ACCOUNTS PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

On February 5, 2009, the Company borrowed $99,137 from a shareholder for operating capital, and agreed to repay the principal plus 10% annual interest in 90 days. On September 8, 2009 the note was amended to pay interest at 20% interest per annum and matured in 90 days. Upon default, the note continues to earn 20% per annum. On November 1, 2010, the note holder converted the principal balance into 312,500 shares of private company common stock (pre-acquisition). The Company has paid $9,707 of the $27,959 interest accrued since note Inception. The remaining accrued interest of $18,252 remains to be paid at December 31, 2011.

On November 17, 2009, the Company borrowed $34,151 from a shareholder for operating capital. This loan is non-interest bearing and does not have a specific maturity date. Management did not impute interest as such amount was not deemed significant. As of December 31, 2011, the Company has not repaid any of the principal balance.

From time to time, the directors and officers have loaned money to the Company for general operating capital. These loans are repaid in part or in full when additional capital is raised. Due to the short-term nature of these loans, the directors and or officers agreed that they would not be interest bearing, and are due upon demand.

Related party payables represent balances in accounts payable that are owed to directors, officers and shareholders. These payables are primarily for unreimbursed travel and entertainment expenses incurred on behalf of the Company. The respective parties have agreed to defer these payables, interest-free, until additional capital is raised.

ecoTECH Energy Group Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011



7 - CONVERTIBLE DEBENTURES

The Company has financed a portion of its development-stage activities through the issuance of convertible debentures. These 10% debentures were convertible into the Company's common stock at a 33% discount off of its per-share price, which due to fluctuating exchange rates, ranged between $0.25 and $0.33. All debentures had a three-month maturity and were convertible at the option of the holder upon issuance. During the period from Inception to December 31, 2011, the Company raised $1,137,581, through these debentures, respectively. During the period from Inception to December 31, 2011, the Company amortized $541,131; of the discount to interest expense.

The Company offered each debenture holder additional shares in lieu of accrued interest, at the rate of 50% of their post conversion number of shares. All participants agreed, except as noted below. As a result, an additional 153,060 shares of common stock were issued, in addition to shares issued for conversion noted below, to extinguish the accrued interest on debentures during fiscal 2009. Accordingly, the Company has recorded an additional $700,535; in loss on extinguishment of debt for the period from Inception to December 31, 2011.

8 - COMMITMENTS AND CONTINGENCIES

Capital Raise Agreement

On April 10, 2008, the Company entered into a fundraising engagement agreement (the "Agreement") with WPC Financial Group ("WPC") to raise between $2.1 and
$3.5 million in operating capital for the Company through the sale of convertible debentures and stock subscriptions. As consideration for WPC's services, the Company would issue shares of its common stock based on the total capital raised, at a rate of approximately 4.76 shares for each dollar raised. Additionally, the Agreement contained a "Tail Terms" provision, providing that for a term of 18 months subsequent to closing date, WPC would continue to earn shares based on any further shares purchased by WPC investors.

On November 17, 2008, the Agreement was terminated by both parties. WPC had raised a total of approximately $1,149,568 via convertible debenture and subscription agreement sales, for which they were issued 5,474,429 shares of the Company's common stock as consideration. See Note 9 for additional information regarding the transaction. During the 18 month tail terms, WPC earned an additional 776,565 shares

Operating Leases

The Company leased office space in Langley, British Columbia, Canada. The office lease became effective on April 1, 2008 and was for a term of five years. Basic rent for the first three years was $4,794. Basic rent for the last two years increased approximately 7% to $5,113 per month. In addition to basic rent and applicable taxes, the Company was responsible for varying operating expenses (HVAC, assessments, utilities and service charges, licenses and permits) as they arose.

Due to delayed receipt of project approvals and sales deposits applicable to the Company's business plans, the office rent payments were in arrears prior to December 31, 2011. Subsequently, in 2012 the lessor was no longer willing to allow rent payments to be in arrears, resulting in the Company vacating the premises on March 1, 2012, Accordingly the company has written off its leasehold improvements of $139,600 and applicable accumulated depreciation of $99,185 and has accrued a provision for future settlement costs of $79,655 at December 31, 2011 offset by a lease deposit of $12,665 (note 5).

Actual office rent expense, including all applicable taxes and operating costs, for the period from Inception to December 31, 2011, and the years ended December 31, 2011 and 2010, were $349,136; $97,143 and $89,859 and respectively

The Company leases an automobile, under a four-year term agreement, for use by one of its directors, with current lease payments of $946 per month. The remaining minimum lease commitments in 2012 are $2,837.

ecoTECH Energy Group Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011



9 - COMMON STOCK


                                                                          Number of Common Shares
                                                                     -----------------------------------
                                                                       December 31,      December 31,
                                                                           2011              2010

Authorized - 675,000,000 Voting Shares ($0.001 par value)
Number of shares issued and outstanding                                195,490,599       195,233,427
Number of shares sold not yet issued (a)                                   285,697                --
Number of shares to be issued for compensation (a)                       7,629,688                --
                                                                   ---------------- -----------------
                                                                       203,405,984       195,233,427
                                                                   ---------------- -----------------


(a) The issuance of these common shares have been approved by the Board of Directors; however, the shares are not considered to be "issued and outstanding" until they have been formally registered and issued by our transfer agent. These shares are detailed below under the caption "Common Shares to be issued for 2011.



Common Share Issuances Prior to Fiscal 2011

Prior to the merger on November 12, 2010, ecoTECH Energy Group (Canada) Inc. had 110,606,239 shares of Class A common stock issued and outstanding, held by approximately 97 shareholders, including 88,000,000 shares owned by the directors /control group.

Since Inception through November 12, 2010, the Company raised $663,446 through the direct sale of 2,400,568 Class A common shares via subscription agreements to 43 investors, net of commissions. Per-share price of the Company's common has fluctuated between $0.25 and $0.33, due to foreign exchange rates. The Company also raised $109,639 through the direct sale of 230,000 "Flow-through" shares to six investors at per-share prices ranging from $0.44 to $0.51 per share, depending on the current exchange rate at the time of the transaction. Flow-through shares offer the shareholder and the Company a tax benefit, for which the Company assigned an approximate $0.18 per share premium.

In January 2010 and 2009, the Company issued 48 million and 27 million shares of common stock, respectively, to four officers/directors as compensation. Based on transaction date exchange rates, stock compensation expense of $14,929,920 and $7,047,648 was recorded for those issuances, respectively, based on per-share prices of $0.31 and $0.26, respectively.

On November 1, 2010, the Company issued 250,000 Class A common shares to an individual for acceptance of the Chief Operating Officer position. Shares were fully vested upon issuance and recorded as stock compensation of $80,704.

On November 3, 2010, the Company satisfied a $99,138 note payable balance by issuing 312,500 shares common stock at $0.32 per share.

On November 5, 2010, the Company satisfied a $42,000 payable balance by issuing 5,400,000 shares of common stock to the former Chief Financial Officer of Sea2Sky. As a result, the Company recorded stock-based compensation of $1,723,680.

ecoTECH Energy Group Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011


On November 12, 2010 (the effective reverse merger date), ecoTECH Canada had 110,606,239 shares of Class A common stock issued and outstanding; all of these shares were exchanged for Sea2Sky common stock on a one-for-one exchange basis. These shares contain an 18 month restriction from the date of issuance.

On November 30, 2010, the Company entered into an advisory agreement with a consulting firm to assist with the recruitment of management and the placement of debt and equity financing relative to the business and growth strategies of the Company. The agreement is for two years, effective retroactively from February 2010, at a monthly fee of $25,000 for the first year only. As such, the Company has recorded vested compensation of $300,000 as of December 31, 2011 ($275,000 at December 31, 2010) to accrued liabilities. Additionally, per this agreement, the consulting firm was issued 4,000,000 fully vested shares of common stock. Based on a market price of $0.26, the Company recorded compensation expense of $1,040,000.

On December 22, 2010, Sea2Sky changed its name to ecoTECH Energy Group Inc., changed its stock trading symbol to ECTH and increased its authorized $0.001 par value common stock to 675,000,000 shares. The Company does not have any preferred stock

The Company has issued common shares of stock to settle convertible debentures totalling $1,112,969 which were converted into 7,978,607 shares during the period from Inception to December 31, 2011 (Note 7). The Company issued 6,250,994 shares common stock to a consulting company as compensation for selling convertible debentures and stock subscriptions. Of those shares 5,352,405 related to shares earned for debentures. Based on a per-share value ranging from $0.26 to $0.30, the Company recorded $1,389,908 to interest expense related to these shares. The remaining shares were deemed in connection with sales of common stock and, thus, were included within the proceeds received from the sale of the common stock.

Common Shares Issued During 2011

On January 4, 2011, the Company satisfied a $5,036 accounts payable balance by issuing 18,518 shares of common stock to a utility company at $0.27 per share.

During February 2011, the Company raised $8,021 through the sale of 29,366 shares of common stock for cash to three investors, at stock prices between $0.25 and $0.32 per share, less commissions of $1,203.

During March and April 2011, the Company raised $107,486 through the sale of 209,288 flow-through common shares to eight investors at stock prices ranging between $0.51 and $0.52 per share, depending on the current exchange rate at the time of the transaction, less commissions of $16,122. The Company has recorded a corresponding tax benefit of $28,484.


Common Shares to be Issued for 2011

The following share transactions have been approved by the Board of Directors, but have not yet been formally registered and issued by our transfer agent as of December 31, 2011.

Effective May 2011, the Company approved the issuance of 1,000,000 common shares as compensation to an officer in accordance with a compensation agreement. The individual was granted 500,000 shares immediately. The remaining balance of 500,000 shares was issued in November 2011. The Company has recorded total stock compensation expense related to the grant of $450,000 reflecting a share value of $0.45 per share.

Effective May 2011, the Company approved the issuance of 750,000 common shares as compensation to an officer. The Company has recorded stock compensation expense of $300,000 reflecting a share value of $0.40 per share.

On May 31, 2011 the Company satisfied a $29,841 accounts payable balance by issuing 64,785 shares of common stock to a utility company, based on a stock price of $0.46 per share.

During May to September 2011, Company raised $23,257 through the sale of 48,840 flow-through common shares to three investors at stock prices ranging between $0.48 to $0.51 per share, depending on the current exchange rate at the time of the transaction, less commissions of $1,974. The Company has recorded a corresponding tax benefit of $6,163.

In July 2011, the Company raised $1,000 through the sale of 5,111 common shares for cash at $0.20 per share less commission of $150.

In September 2011, the Company raised $5,031 through the sale of 15,614 common shares for cash at $0.35 per share including 1,420 shares for commission.

In September 2011, the Company raised $5,000 through the sale of 11,628 common shares for cash at $0.43 per share, less commission of $797.

In October 2011, the Company raised $5,001 through the sale of 15,625 common shares for cash at $0.32 per share, less commission of $750.

Effective October 2011, the Company approved the issuance of 5,300,000 common shares as compensation for services to 9 individuals. The Company has recorded stock compensation expense of $2,399,000 reflecting share values of $0.39, $0.50 and $0.51 per share.

Effective October 2011, the Company approved the issuance of 79,688 common shares as additional commissions to 10 individuals. The Company has recorded stock compensation expense of $40,641, reflecting share values of $0.51 per share.

During November and December 2011, the Company raised $15,104 through the sale of 84,703 common shares for cash at $0.16 to $0.19 per share, less commissions of $2,266.

During November and December 2011, the Company raised $10,689 through the sale of 39,391 common shares for cash at $0.27 to $0.28 per share, less commissions of $1,603.

Effective

December 2011, the Company approved the issuance of 500,000 common shares as compensation to an officer of the Company. The Company has recorded stock compensation expense of $170,000 reflecting a share value of $0.34 per share.

10 - FOREIGN CURRENCY TRANSLATION


                                                                 From
                                                             November 28,
                                                                 2007            Year Ended        Year Ended
                                                           (Inception) to
                                                           December 31, 2011  December 31, 2011  December 31 2010

Cumulative foreign currency translation adjustment
    Unrealized gains (losses) upon translation             $       (44,789)        $   80,956       $   (86,298)


The exchange rates used to translate amounts in Canadian dollars ("CAD") into United States dollar equivalents ("USD") for the purposes of preparing these financial statements were as follows:


                                                                   2011                      2010


Fixed assets - historical rates                               0.9707 to 0.9989          0.9707 to 0.9989

Other assets and liabilities - year end rate                            0.9804                    1.0015

Shareholder deficit - historical rates                        0.8986 to 1.0104          0.8986 to 0.9767

Costs, and expenses - average, specific or historical rates   0.9804 to 1.0114          0.9670 to 1.0702

ecoTECH Energy Group Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011





11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                        From
                                                                    November 28,
                                                                        2007            Year Ended         Year Ended
                                                                   (Inception) to
                                                                  December 31, 2011  December 31, 2011  December 31 2010

Cash Payments:
    Cash paid for interest                                         $       21,280          $   6,802         $   9,707
    Cash paid for income taxes                                                 --                 --                --


Non-cash investing and financing activities:
    Fair value of beneficial of conversion
      feature of convertible debentures                            $      544,307                 --                --
    Conversion of debentures into common stock                          1,116,391                 --                --
    Premium on flow-through shares                                         36,306                 --                --
    Shares issued to extinguish debt                                       99,138                 --            99,138
    Accounts payable settled through the issuance of stock                 34,877             34,877                --
    Vendor financing -  mortgage to acquire land                          205,380            205,380                --


See Note 1 for cash received and liabilities assumed in the November 12, 2010 reverse acquisition.


NOTE 12 - RELATED-PARTY TRANSACTIONS

Shareholder Loans

From time to time, the directors and officers have loaned money to the Company for general operating capital. These loans are repaid in part or in full when additional capital is raised. Due to the short-term nature of these loans, the officers/directors agreed that they would not be interest bearing, and are due upon demand.

Related-Party Payables

Related party payables represent balances in accounts payable that are owed to directors, officers and shareholders. These payables are primarily for unreimbursed travel and entertainment expenses incurred on behalf of the Company. The respective parties have agreed to defer these payables, interest-free, until additional capital is raised.

Accrued Wages

Due to capital restraints, management has deferred certain of their monthly salaries until capital is available.

ecoTECH Energy Group Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011





NOTE 13 - INCOME TAXES

Since Inception, our executive offices and operations have been located in British Columbia. As such, we filed the appropriate Canadian income tax returns for prior years. As a result of the November 12, 2010 merger, we now are under U.S. Federal tax jurisdiction. During the year ending December 31, 2010, we became subject to filing a Canadian tax return and a U.S. Federal tax return. We have identified our U.S. Federal tax return as our "major" tax jurisdiction. The Company has had losses to date, and therefore, has paid no income taxes.

Deferred income taxes arise from temporary timing differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist entirely of the benefit from net operating loss carry-forwards. Effective November 12, 2010, prior net operating loss carry forwards from the prior business of Sea2Sky are no longer available to the Company, due to the Company's change in control.

Any future net operating losses, based on operations of the renewable energy business, will be considered for NOL carry-forward. For federal tax purposes this carry forward expires in twenty years, beginning in 2027. A full valuation allowance has been placed on the Company's deferred tax assets as it cannot be determined if these tax assets will be likely be used. All years from Inception, including those presented below, remain open tax years as the Company has not undergone a tax audit.

The benefit for income taxes relates to the flow-through shares issued which utilized net operating losses for income tax reporting purposes. The flow through shares generated a current income tax benefit as reflected in the accompanying statements of operations and comprehensive loss; no provision (benefit) for deferred income taxes was recorded.

Subsequent to November 2010, and for the foreseeable future, the Company's Canadian combined federal and provincial income tax rate is 26.5%, because ecoTECH (Canada) ceased to be a Canadian Controlled Private Corporation ("CCPC"). Prior to November 12, 2010 ecoTECH Canada was eligible for the reduced CCPC income tax rate of 13.5%. Applicable statutory income tax rates for the Company's operations in the United States are estimated at 34% for calculation purposes.

Deferred income taxes arise from temporary differences in the recognition of income and expenses for financial reporting and tax purposes. The Company's deferred tax assets consist primarily of net operating loss carry forwards since Inception. For federal tax purposes this carry forward expires in twenty years, beginning in 2027. A full valuation allowance has been placed on the Company's deferred tax assets as it cannot be determined if the assets will be likely be used. All years from Inception, including those presented below, remain open for examination and there are no ongoing examinations.

ecoTECH Energy Group Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011


The significant components of future income tax assets are as follows:

                                                                                              December 31,       December 31,
                                                                                                  2011               2010

Non-capital loss carry-forwards                                                               $   706,651         $  391,961
Property, plant and equipment                                                                      12,006             14,110
                                                                                         ---------------------------------------

Deferred tax assets                                                                               718,657            406,071

Valuation allowance - including applicable income tax rate change                                (718,657)          (406,071)
                                                                                         ---------------------------------------

Net deferred tax asset (liability)                                                         $           --         $       --
                                                                                         ---------------------------------------

The Company has net operating loss carry-forwards as detailed below:
                                                               December 31,
                                                                   2011
Year of Expiration:
2027                                                           $    78,041
2028                                                               784,038
2029                                                               423,269
2030                                                               701,025
2031                                                               680,236
                                                          --------------------

Total                                                        $   2,666,609
                                                          --------------------

The Company's reconciliation of the statutory income tax rate and effective income tax rate for financial reporting purposes is as follows:


                                                                                              Year Ended         Year Ended
                                                                                             December 31,      December 31,
                                                                                                  2011              2010

Income tax benefit at combined statutory rates of 26.5% (2010 - 13.5%)                         $1,306,223         $2,596,444
Stock-based compensation                                                                         (890,305)        (2,399,531)
Change in valuation allowance                                                                    (312,586)          (218,950)
Other                                                                                             (68,685)            39,510
                                                                                         ---------------------------------------

Total                                                                                        $     34,647       $     17,473
                                                                                         ---------------------------------------

ecoTECH Energy Group Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements
December 31, 2011


NOTE 14 - SUBSEQUENT EVENTS

Stock to be issued

In February 2012, the Company raised $1,006 through the sale of 3,211 common shares for cash at $0.31 per share, less commission of $151.

In March 2012, the Company raised $6,263 through the sale of 25,445 common shares for cash at $0.25 per share, less commissions of $939.

The issuance of these common shares have been approved by the Board of Directors, however the shares are not considered to be "issued and outstanding" until they have been formally registered and issued by our transfer agent.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were not effective as of December 31, 2011 (the end of the period covered by this Annual Report on Form 10-K).

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

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2011, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring, based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As of December 31, 2011, management has determined that the Company's internal control over financial reporting as of December 31, 2011 was not effective, as more fully described below. This was due to the size of the deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of formal review process for our financial information and related disclosures; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (3) inadequate segregation of duties consistent with control objectives; and (4) lack of policies and procedures relating to issuances of our common stock. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as December 31, 2011 and communicated the matters to our management. Management believes that the material weaknesses set forth above did not affect the Company's financial results.

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

As is the case with many companies of similar size, we currently a lack of segregation of duties in the accounting department. Until our operations expand and additional cash flow is generated from operations, a complete segregation of duties within our accounting function will not be possible.

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

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to permanent rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

During the year ended December 31, 2011, there were no significant changes in our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, or in other factors that could significantly affect these controls subsequent to the evaluation date.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth the names, ages, and positions of the Company's executive officers and directors as of March 31, 2011. Executive officers are elected annually by the Company's Board of Directors. Each executive officer holds his office until he resigns, is removed by the Board, or his successor is elected and qualified. Directors are elected annually by the Company's shareholders at the annual meeting. Each director holds his office until his successor is elected and qualified or his until his successor is elected and qualified or his earlier resignation or removal. All of our officers and directors were elected or appointed on November 12, 2010 except Mr. Eugster, who was appointed on December 16, 2011.

NAME                      AGE    POSITION
----------------------    ---    -----------------------------------------------

C. Victor Hall            66     Chairman, Chief Executive Officer
Rolf A. Eugster           59     Chief Financial Officer
Stuart Mason              50     Chief Operating Officer
John Matthews             67     Executive Vice President, Engineering and
                                 Director
Terence J. Ferguson       58     Executive Vice President, Business Development
                                 and Director
Anne Sanders              54     Executive Vice President, Administration,
                                 Company Secretary and Director

Biographical Information

The following summarizes the occupation and business experience for the Company's officers, directors, and key employees

C. Victor Hall, Chairman, Chief Executive Officer. Mr. Hall was appointed as our Chairman and Chief Executive Officer on November 12, 2010 upon closing of the Acquisition. From 2007 until the closing of the Acquisition, Mr. Hall was employed by ecoTECH (Canada) as its Chief Executive Officer. From 2001-2007, Mr. Hall was employed as an officer of ecoTECH Waste Management Systems (1991) Inc.

Rolf A. Eugster, C.A., Chief Financial Officer: Mr. Eugster was appointed as the Chief Financial Officer on December 16, 2011. From 2004 through 2011 Mr. Eugster was employed by Bell Canada Inc. While with Bell Canada Inc., he held the following positions: Special Project Consultant 2010 - 2011, Director Financial Reporting and Analysis 2007 - 2009, Associate Director Reporting and Analysis 2004 - 2007.

Stuart Mason, Chief Operating Officer. Mr. Mason was appointed as our Chief Operating Officer in November 2010. From 2003 to 2010, Mr. Mason was employed as a Technical Logistics Specialist for Catalyst Pater Corp.

John Matthews, Executive Vice President, Engineering and Director .Mr. Matthews was appointed as our Executive Vice President, Engineering and as a Director in connection with the consummation of the Acquisition. From 2007 until the closing of the Acquisition, Mr. Matthews was employed by ecoTECH (Canada) as its Executive Vice-President. From 2001-2007, Mr. Matthews was employed as an officer of ecoTECH Waste Management Systems (1991) Inc.

Terence J. Ferguson, Executive Vice President, Business Development and Director. Mr. Ferguson was appointed as our Executive Vice President, Business Development and as a Director in connection with the consummation of the Acquisition. From 2007 until the closing of the Acquisition, Mr. Ferguson was employed by ecoTECH (Canada) as its Executive

Anne Sanders, Executive Vice President Administration, Company Secretary and Director. Ms. Sanders was appointed as our Vice President, Administration and as a Director in connection with the consummation of the Acquisition. From 2007 until the closing of the Acquisition, Ms. Sanders was employed by ecoTECH (Canada) as its Vice-President. From 2001-2007, Ms. Sanders was employed as an officer of ecoTECH Waste Management Systems (1991) Inc.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past five years:

     o been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

     o been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities;

     o been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; or

     o has had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time.


Family Relationships

There are no family relationships among the individuals comprising our board of directors, management and other key personnel.

Board Committees

The Board intends to appoint such persons and form such committees as are required to meet the corporate governance requirements imposed by the national securities exchanges. Therefore, we intend that a majority of our directors will eventually be independent directors and at least one director will qualify as an "audit committee financial expert." Additionally, the Board is expected to appoint an audit committee, nominating committee and compensation committee, and to adopt charters relative to each such committee. Until further determination by the Board, the full Board will undertake the duties of the audit committee, compensation committee and nominating committee. Our CFO, Rolf A. Eugster, Chartered Accountant, is our Chief Financial Officer and serves as an advisor to the Board of Directors.

Code of Ethics

The Company has implemented a Code of Conduct and A Code of Ethics for Senior Management, which are both located on our website www.ecotechenergygroup.com. The Company's management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations. We believe our codes are reasonably designed to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the codes. We will provide to any person without charge, upon request, a copy of our code of ethics. Requests may be directed to our principal executive offices at 800 Fifth Avenue, Suite 4100, Seattle, Washington 98104.

Director Independence

Our Board of Directors has determined that currently none of it members qualify as "independent" as the term is used in Item 407 of Regulation S-B as promulgated by the SEC and in the listing standards of The Nasdaq Stock Market, Inc. - Marketplace Rule 4200. The chairman of the board is also an officer of the Company. The Company plans to appoint an outside director in the future.

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


ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our Chief Executive Officer and its other executive officers ("Named Executive Officers") for services rendered during the years ended December 31, 2011 and 2010.


                                   Summary Compensation Table
-----------------------------------------------------------------------------------------------------------
                                                                      Option
                                                        Stock         Awards    All Other
Name and Position       Year    Salary (1)      Bonus   Awards ($)      ($)     Compensation    Total ($)
-----------------------------------------------------------------------------------------------------------

C. Victor Hall           2011    $198,277 (2)        -   $         -        -    $ 16,385 (4)    $   214,662
Chief Executive Officer  2010    $145,605 (2)        -   $ 8,960,000 (3)    -    $  2,400 (4)    $ 9,108,005

Erick Odeen              2011    $ 64,000 (12)       -   $         -        -    $  4,400 (4)    $    68,400
Chief Financial Officer
Feb 2009 to May 2011     2010    $125,000 (12)       -   $    64,000 (13)   -    $  2,000 (4)    $   191,000

Rolf A. Eugster          2011      15,171 (14)       -   $   170,000 (16)   -    $  1,517 (4)    $   186,688
Chief Financial Officer
(since December 2011)    2010          -             -   $         -        -    $     -         $        -

Stuart Mason             2011    $120,168 (5)        -   $    300,000 (15)  -    $ 12,137 (4)    $   432,305
Chief Operation Officer
(since November 2010)    2010    $ 19,414 (5)        -   $      8,159       -    $  2,000 (4)    $    29,573

John Matthews            2011    $108,151 (8)        -   $          -       -    $ 11,529        $   119,680
Executive Vice President 2010    $ 93,187 (8)        -   $  1,920,000 (9)   -    $  1,800 (4)    $ 2,014,987

Terence J. Ferguson      2011    $108,151 (6)        -   $          -       -    $ 11,530 (4)    $   119,681
Executive Vice President 2010    $ 93,187 (6)        -   $  1,920,000 (7)   -    $  1,800 (4)    $ 2,014,987

Anne Sanders             2011    $108,151 (10)       -   $          -       -    $ 10,923 (4)    $   119,074
Executive Vice President 2010    $ 93,187 (10)       -   $  2,560,000 (11)  -    $  1,800 (4)    $ 2,654,987


Mr. Hall's salary during the period above was CAD$15,000 month. Mr. Matthews, Mr. Ferguson and Ms. Sanders' salaries during the periods above was CAD$8,000. The amounts set forth in table have been adjusted to reflect $US for each such period. Effective July 1, 2011, Mr. Hall's salary was increased to CAD$18,000 per month and Mr. Matthews, Mr. Ferguson and Ms. Sanders' salaries were increased to CAD$10,000.

     (1) $778,353 and $581,380 has been accrued but not paid for the years ended December 31, 2011 and 2010, respectively.

     (2) $198,277 and $145,605 has been accrued but not paid for the years ended December 31, 2011 and 2010, respectively.

     (3) 28,000,000 shares of our common stock were issued to Mr. Hall in January 2010. The value represents the compensation costs of stock issuances for financial reporting purposes for the year under ASC 718.

     (4)  Represents amount allocated for a car allowance.

     (5) $120,168 and $19,414 has been accrued but not paid for the years ended December 31, 2011 and 2010, respectively.

     (6) $108,151 and $90,187 has been accrued but not paid for the years ended December 31, 2011 and 2010, respectively.

     (7) 6,000,000 shares of our common stock were issued to Mr. Ferguson in January 2010. The value represents the compensation costs of stock issuances for financial reporting purposes for the year under ASC 718.

     (8) $108,151 and $93,187 has been accrued but not paid for the years ended December 31, 2011 and 2010, respectively.

     (9) 6,000,000 shares of our common stock were issued to Mr. Matthews in January 2010. The value represents the compensation costs of stock issuances for financial reporting purposes for the year under ASC 718.

     (10) $108,151 and $93,187 has been accrued but not paid for the years ended December 31, 2011 and 2010, respectively.

     (11) 8,000,000 shares of our common stock were issued to Ms. Sanders in January 2010 and 2009, respectively. The value represents the compensation costs of stock issuances for financial reporting purposes for the year under ASC 718.

     (12) $64,000 and $125,000 have been accrued but not paid for the years ended December 31, 2011and 2010. The value represents the compensation costs of stock issuances for financial reporting purposes for the year under ASC 718.

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

     (14) $15,171 has been accrued but not paid for the year ended December 31, 2011.

     (15) 750,000 shares of common stock were issued to Mr. Mason for the year ended December 31, 2011. The value represents the compensation costs of stock issuances for financial reporting purposes for the year under ASC 718.

     (16) 500,000 shares of common stock were issued to Mr. Eugster for the year ended December 31, 2011. The value represents the compensation costs of stock issuances for financial reporting purposes for the year under ASC 718.


Director Compensation

None of our directors received any compensation for services as directors during the year ended December 31, 2011.

Outstanding Equity Awards at Fiscal-Year End

There were no outstanding equity awards at the end of our last fiscal year.

Potential Payments upon Termination

None.

Employment Agreements

We do not have any employment agreements with any of our executive officers or directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to us with respect to the beneficial ownership (as defined in Instruction 4 to Item 403 of Regulation S-K under the Securities Exchange Act of 1934) of our common stock immediately following the completion of the Acquisition by (i) each person who is known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors and named executive officers, and (iii) all of our executive officers and directors as a group. Except as otherwise listed below, the address of each person is 800 Fifth Avenue, Suite 4100, Seattle, Washington 98104.

                                           Number of Shares         Percentage
Name and Address (3)                    Beneficially Owned (1)       Owned (2)
----------------------------------      ----------------------      ----------

Directors and Officers:

C. Victor Hall                          49,033,929                   24.1
Anne Sanders                            15,189,732                   7.47
John Matthews                           11,189,732                   5.50
Terence J. Ferguson                     10,689,732                   5.25
Stuart Mason                             1,343,750                   0.66
Rolf A. Eugster                            500,000                   0.25

(1) Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants which are exercisable or convertible at or within 60 days of March 30, 2012, the date of the Acquisition are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

(2) Based upon 203,434,640 shares of common stock issued or to be issued as at March 30, 2012.

(3) The address is 800 Fifth Avenue, Suite 4100, Seattle Washington, 98104.


ITEM  13.  CERTAIN   RELATIONSHIPS  AND  RELATED   TRANSACTIONS,   AND  DIRECTOR
INDEPENDENCE

There were no extraordinary transactions during 2011 or the first 3 months of 2012.

Director Independence

For our description of director independence, see "Director Independence" under the section entitled "Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act" above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

On May 22, 2009, the Company engaged dbbmckennon, Certified Public Accountants, as their independent certified public accountants.

The aggregate fees billed for the most recently completed year ended December 31, 2011 and for the year ended December 31, 2010 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the consolidated financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were approximately as follows:

                                            Year Ended          Year Ended
                                         December 31, 2011   December 31 2010

  Audit Fees                                   $      61,000      $    32,900
  Audit Related Services Fees                             --           41,000
  Tax Fees                                                --            1,000
                                            -----------------------------------

  Total                                         $     61,000      $    74,900
                                            -----------------------------------


Our Board of Directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the Board of directors either before or after the respective services were rendered.

Our Board of Directors has considered the nature and amount of fees billed by our independent auditors and believes that the provision of services for activities unrelated to the audit is compatible with maintaining our independent auditors' independence.



PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

We have filed the following documents Item 8 of this Annual Report on Form 10-K:


1.       Financial Statements

              Report of Independent Registered Public Accounting Firm                 18

              Financial Statements

                Consolidated Statements of Operations and Comprehensive Loss:         19

                Consolidated Balance Sheets                                           20

                Consolidated Statements of Cash Flows                                 21

                Consolidated Changes in Stockholders' Deficit                         22-24

              Notes to Consolidated Financial Statements                              25-42

2.       Financial Statement Schedules: None

3.       Exhibits: See the Exhibit index below

31.1 Certification of C. Victor Hall pursuant to Rule 13a-14(a), filed herewith.

31.2 Certification of Rolf A. Eugster pursuant to Rule 13a-14(a), filed herewith.

32.1 Certification of C. Victor Hall pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith

32.2 Certification of Rolf A. Eugster pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS  XBRL Instance Document                                   Filed Herewith
101.SCH  XBRL Taxonomy Extension Schema Document                  Filed Herewith
101.CAL  XBRL Taxonomy Extension Calculation Linkbase Document    Filed Herewith
101.DEF  XBRL Taxonomy Extension Definition Linkbase Document     Filed Herewith
101.LAB  XBRL Taxonomy Extension Label Linkbase Document          Filed Herewith
101.PRE  XBRL Taxonomy Extension Presentation Linkbase Document   Filed Herewith

                                   SIGNATURES



In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        ecoTECH Energy Group Inc.



Date: April 16, 2012



                                        By:  /s/ C. Victor Hall
                                             -------------------------------
                                                 C. Victor Hall
                                                 Chief Executive Officer
                                                 (principal executive officer)





                                        By:  /s/ Rolf A. Eugster
                                             -------------------------------
                                                 Rolf A. Eugster
                                                 Chief Financial Officer
                                                 (principal accounting officer)





Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures                      Title                           Date
--------------------------------------------------------------------------------

/s/ C. Victor Hall      Chief Executive Officer and Director    April 16, 2012
--------------------    (principal executive officer)
C. Victor Hall

/s/ Rolf A. Eugster     Chief Financial Officer and Director    April 16, 2012
--------------------    (principal financial and accounting
Rolf A. Eugster         officer)

/s/ Anne Sanders        Executive Vice President and Director   April 16, 2012
--------------------
Anne Sanders