Form 10-Q
period 2012-03-31
ecoTECH Energy Group Inc.
filed 2012-05-15
CIK 1381341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2012

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


                        Commission File Number 333-138989

                            ecoTECH Energy Group Inc.
             (Exact name of registrant as specified in its charter)

             Nevada                                          98-0479847
---------------------------------                        -------------------
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


Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X].

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Larger accelerated filer [ ]                               Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

As of May 1, 2012, the registrant had 203,438,640 shares of its common shares issued and outstanding.

TABLE OF CONTENTS


      PART I
      ITEM 1   Consolidated Financial Statements                             3
      ITEM 2.  Managements Discussion and Analysis of Financial Condition
                   and Results of Operations                                17
      ITEM 3.  Quantitative And Qualitative Disclosures About Market Risk   22
      ITEM 4T  Controls And Procedures                                      22

      PART II
      ITEM 1.  Legal Proceedings                                            24
      ITEM 1A. Risk Factors                                                 24
      ITEM 2.  Unregistered Sales of Equity Securities and the Use of
                   Proceeds                                                 24
      ITEM 3.  Defaults Upon Senior Securities                              24
      ITEM 4   Mine Safety Disclosures                                      24
      ITEM 5   Other Information                                            24
      ITEM 6.  Exhibits                                                     25

      SIGNATURES                                                            25


ecoTECH Energy Group Inc., including all its subsidiaries, are collectively referred to herein as "ecoTECH," "the Company," "us," "our" or "we."

As applicable for clarity, ecoTECH Energy Group Inc. is specifically defined as ecoTECH Inc and ecoTECH Energy Group (Canada) Inc.is specifically defined as ecoTECH (Canada).

PART 1



ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS


TABLE OF CONTENTS


PAGE 4 Consolidated Statements of Operations and Comprehensive Loss for the period from November 28, 2007 (Inception) to March 31, 2012, and for the three months ended March 31, 2012 and 2011.

PAGE 5         Consolidated Balance Sheets as of March 31, 2012 and December 31,
               2011.

PAGE 6 Consolidated Statements of Cash Flows for the period from November 28, 2007 (Inception) to March 31, 2012, and for the three months ended March 31, 2012 and 2011.

PAGE 7-16      Notes to Consolidated Financial Statements


ecoTECH Energy Group Inc.
(A Development-Stage Company)
Consolidated Statements of Operations and Comprehensive Loss
(Unaudited)

                                                                             From
                                                                       November 28, 2007    Three Months       Three Months
                                                                          (Inception)           Ended              Ended
                                                                        March 31, 2012     March 31, 2012     March 31, 2011

Revenue                                                                 $              --  $              --  $             --

Operating Expenses:
General and administration:                                                    4,487,151            199,413            428,586
 Stock-based compensation (note 8)                                            28,181,593                 --                 --
 Office relocation (notes 5 and 7)                                               120,070                 --                 --
Research and development                                                         800,766             63,318             12,516
                                                                        ------------------ ------------------ -----------------
                                                                              33,589,580            262,731            441,102
                                                                        ------------------ ------------------ -----------------

Operating loss                                                               (33,589,580)          (262,731)          (441,102)

Other (Income) Expense:
Loss on fixed asset disposal                                                       5,704                 --                 --
Interest expense                                                               2,293,735             13,766              9,431
Extinguishment of debt                                                           700,535                 --                 --
Other income                                                                     (83,217)                --                 --
                                                                        ------------------ ------------------ -----------------

Net loss before income tax benefit                                           (36,506,337)          (276,497)          (450,533)

Income tax benefit                                                                72,719                 --             11,582
                                                                        ------------------ ------------------ -----------------
Net loss                                                                     (36,433,618)          (276,497)          (438,951)

Foreign currency translation adjustment                                         (115,699)           (70,910)           (56,586)
                                                                        ------------------ ------------------ -----------------

Comprehensive loss                                                       $   (36,549,317)   $      (347,407)   $      (495,537)
                                                                        ------------------ ------------------ -----------------


Basic and diluted net loss per common share (less than $0.01 per share)                     $            --    $            --

Weighted average common shares outstanding                                                       203,413,977       195,305,459


         The accompanying notes are an integral part of these statements


ecoTECH Energy Group Inc.
(A Development-Stage Company)
Consolidated Balance Sheets
(Unaudited)



                                                                                              March 31,        December 31,
                                                                                                2012               2011

ASSETS

Current assets:
Cash and cash equivalents                                                                  $          721    $         1,134
Prepaid expenses                                                                                    1,126              3,358
Due from related parties                                                                            2,005              1,961
                                                                                         ---------------------------------------
Total current sssets                                                                                3,852              6,453

Deposits                                                                                            5,014              4,902
Property plant and equipment, net (note 4)                                                        321,738            331,198
                                                                                         ---------------------------------------
Total assets                                                                               $      330,604    $       342,553
                                                                                         ---------------------------------------


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable                                                                           $      763,642    $       718,130
Accounts payable - related party (notes 6 and 10)                                                 142,312            134,458
Accrued liabilities (notes 5 and 7)                                                             2,790,032          2,524,273
Mortgage Payable (note 4)                                                                         199,475            195,038
Notes payable to related parties (notes 6 and 10)                                                 106,589            101,732
                                                                                         ---------------------------------------
Total current liabilities                                                                       4,002,050          3,673,631
                                                                                         ---------------------------------------

Commitments and contingencies (note 3 and 7)

Stockholders' deficit:
Common stock (Note 8), 675,000,000 shares ($0.001 par value)
   203,438,640 and 203,405,984 (7,915,385 not yet issued)
   shares issued and outstanding at March 31, 2012 and at
   December 31, 2011, respectively.                                                               203,439            203,406
Additional paid-in capital                                                                     32,907,361         32,900,355
Accumulated comprehensive income                                                                    2,499              2,499
Cumulative foreign currency translation adjustment (note 9)                                      (115,699)           (44,789)
Deficit accumulated during the development stage                                              (36,669,046)       (36,392,549)
                                                                                         ---------------------------------------
Total stockholders' deficit                                                                    (3,671,446)        (3,331,078)
                                                                                         ---------------------------------------
Total liabilities and stockholders' deficit                                               $       330,604    $       342,553
                                                                                         ---------------------------------------


                 The accompanying notes are an integral part of these statements


ecoTECH Energy Group Inc.
(A Development-Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)



                                                                             From
                                                                       November 28, 2007   Three Months       Three Months
                                                                        (Inception) to         Ended              Ended
                                                                        March 31, 2012     March 31, 2012     March 31, 2011

Cash flows from Operating activities:
Net loss                                                               $    $36,433,618)   $      (276,497)   $      (438,951)
Add (deduct) items to reconcile to net cash
used in operating activities
   Stock-based compensation                                                  28,181,593                 --                 --
   Office relocation (notes 5 and 7)                                            120,070                 --                 --
   Depreciation                                                                 221,757              9,460             16,696
   Income tax benefit                                                           (72,719)                --            (11,582)
   Accretion of beneficial conversion features                                  541,131                 --                 --
   Loss on extinguishment of convertible debt                                   700,535                 --                 --
   Financing costs                                                            1,389,908                 --                 --
Changes in operating assets and liabilities:
   Prepaid expenses                                                              (3,516)             1,729                 --
   Deposits                                                                     (11,839)               (87)            36,950
   Accounts payable                                                           1,157,689             33,969            107,209
   Accrued liabilities                                                        2,337,849            210,047            259,900
                                                                       ------------------ ------------------ -----------------
Net cash used in operating activities (note 3)                               (1,871,160)           (21,379)           (29,778)
                                                                       ------------------ ------------------ -----------------

Cash flows from Investing activities:
Purchase of property, plant and equipment (note 4)                             (391,320)                --            (51,345)
Cash received in reverse acquisition                                              8,510                 --                 --
                                                                       ------------------ ------------------ -----------------
Net cash used in investing activities                                          (382,810)                --            (51,345)
                                                                       ------------------ ------------------ -----------------

Cash flows from Financing activities:
Sale of common stock net of commissions                                         685,020              8,282             8,046
Sale of flow-through shares net of commissions                                  222,286                 --            73,833
Sale of convertible debentures                                                1,137,581                 --                --
Payments on vendor financed mortgage                                             (1,075)                --                --
Payments on convertible debentures                                              (24,071)                --                --
Net proceeds (payments) on related party notes                                  214,049             12,667            (9,345)
                                                                       ------------------ ------------------ -----------------
Net cash provided by financing activities                                     2,233,790             20,949             72,534
                                                                       ------------------ ------------------ -----------------

Foreign currency effect on cash                                                  20,901                 17              (113)
                                                                       ------------------ ------------------ -----------------
Net increase (decrease) in cash and cash equivalents                                721               (413)           (8,702)
Cash and cash equivalents - beginning of period                                      --              1,134            12,262
                                                                       ------------------ ------------------ -----------------
Cash and cash equivalents - end of period                               $           721    $           721    $        3,560
                                                                       ------------------ ------------------ -----------------
Supplemental cash flow disclosure (note 11)


                 The accompanying notes are an integral part of these statements

ecoTECH Energy Group Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)


1 - BUSINESS

Over the past 30 years, the ecoTECH Energy Group, Inc. (the "Company") team has developed and refined the proprietary ecoPHASER thermal gasification technology which enables very clean-burning of bio-mass and wastes. We are in various stages of project development primarily located in the United States of America and in Canada. The Company is also pursuing international opportunities.

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


2 - BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying unaudited interim consolidated financial statements of ecoTECH have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited consolidated financial statements and notes thereto contained in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC.

In the opinion of Management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to our consolidated financial statements which substantially duplicate the disclosures contained in our Annual Report on Form 10-K for the year ended December 31, 2011 have been omitted.

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

Comparative financial information

Certain prior year's amounts have been reclassified to conform to the 2012 presentation.

ecoTECH Energy Group Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)



3 - GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America, which contemplates continuation of the Company as a going concern.

The Company is a development-stage company with no revenues, has a working capital deficit, has net losses and used cash from operating activities from Inception to March 31, 2012 of $1,871,160. At March 31, 2012, the Company had limited available capital. These matters raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of certain of the assets in the accompanying balance sheets are dependent upon the Company's ability to meet its financing requirements, raise additional capital, and the success of its future operations.

The Company requires additional capital of approximately $600,000 to $1.2 million to continue its development activities and provide working capital for general corporate purposes for the next 12 months. In addition, the Company also needs to obtain debt and equity financing to construct its current projects which range in cost from approximately $4 million to $130 million depending on the scale of each project.

To the extent we are unable to meet our operating expenses we may borrow funds from our current management or other related parties. We will also attempt to raise capital from private individuals or institutional investment equity and/or debt funds for operating purposes.

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

These unaudited consolidated financial statements do not include any adjustments that might result from these uncertainties.

ecoTECH Energy Group Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)



4 - PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment consist of the following:

                                                  March 31,       December 31,
                                                    2012              2011

Land                                            $    256,725      $    256,725
Computer hardware                                    110,458           110,458
Computer software                                     23,904            23,904
Furniture and fixtures                                20,043            20,043
Equipment                                             33,463            33,463
Leasehold improvements (note 7)                           --                --
Website                                               14,463            14,463
Less accumulated depreciation (note 7)              (137,318)         (127,858)
                                            ------------------------------------
Total property, plant and equipment, net         $   321,738      $    331,198
                                            ------------------------------------


Depreciation expense for the period from Inception to March 31, 2012, and for the three months ended March 31, 2012 and 2011 was $221,757, $9,460 and $16,696,
respectively.

Acquisition of Land

On March 16, 2011 our wholly owned subsidiary, ecoTECH Energy Group (Canada) Inc., completed its acquisition of a parcel of land located in McBride, British Columbia, for an aggregate purchase price of $256,725, of which $51,345 was paid in cash along with a $200,000 Canadian dollar vendor mortgage at 8% annual interest.

The vendor mortgage has a two year term expiring March 15, 2013 and is secured by the land. Combined interest and principal payments of $1,587 are due monthly, with the balance due at expiration. Interest expense for the three months ended March 31, 2012 and 2011 was $3,947 and $667, respectively.

The Company is not current in servicing the note, and accordingly, the note has been classified as a current liability. We are working on a satisfactory resolution to bring the loan current or payout the remaining balance due. The loss of this property would not have an adverse impact on our ability to operate in the region.

ecoTECH Energy Group Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)



5 - ACCRUED LIABILITIES

Accrued liabilities by major classification are as follows:

                                                    March 31,     December 31,
                                                       2012          2011

Accrued wages and payroll taxes                   $  2,393,386   $   2,133,656
Accrued consulting                                     300,000         300,000
Accrued interest                                        28,132          23,627
Accrued liability for office relocation (note 7)        68,514          66,990
                                                  ------------------------------
Total accrued liabilities                         $  2,790,032   $   2,524,273
                                                  ------------------------------


Accrued liabilities balances reflected above include interest applicable to convertible debenture balances outstanding, mortgage for land purchased, accrued fees for capital raise and a provision for the office relocation settlement (note 7).


6 - ACCOUNTS PAYABLE AND NOTES PAYABLE TO RELATED PARTIES

On February 5, 2009, the Company borrowed $99,137 from a shareholder for operating capital, and agreed to repay the principal plus 10% annual interest in 90 days. On September 8, 2009 the note was amended to pay interest at 20% interest per annum and matured in 90 days. Upon default, the note continues to earn 20% per annum. On November 1, 2010, the note holder converted the principal balance into 312,500 shares of private company common stock (pre-acquisition). The Company has paid $9,707 of the $27,959 interest accrued since note Inception. The remaining accrued interest of $18,252 remains to be paid at March 31, 2012.

On November 17, 2009, the Company borrowed $34,151 from a shareholder for operating capital. This loan is non-interest bearing and does not have a specific maturity date. Management did not impute interest as such amount was not deemed significant. As of March 31, 2012, the Company has not repaid any of the principal balance.

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

ecoTECH Energy Group Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)



7 - COMMITMENTS AND CONTINGENCIES

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

Due to delayed receipt of project approvals and sales deposits applicable to the Company's business plans, the office rent payments were in arrears prior to December 31, 2011. Subsequently, in 2012 the lessor was no longer willing to allow rent payments to be in arrears, resulting in the Company vacating the premises on March 1, 2012, Accordingly at December 31, 2011, the Company wrote off its leasehold improvements of $139,600 and applicable accumulated depreciation of $99,185 and has recorded an accrued provision for future settlement costs of $79,655, offset partially by a lease deposit of $12,665 (note 5).

Actual office rent expense, including all applicable taxes and operating costs, for the period from Inception to March 31, 2012, and the three months ended March 31, 2012 and 2011 were $349,136; $0 and $23,345, respectively.

ecoTECH Energy Group Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)



8 - COMMON STOCK


                                                                    Number of Common Shares
                                                               -----------------------------------
                                                                  March 31,        December 31,
                                                                     2012              2011

Authorized - 675,000,000 Voting Shares ($0.001 par value)
Number of shares issued and outstanding                           203,438,640       195,490,599
Number of shares sold not yet issued (a)                                   --           285,697
Number of shares to be issued for compensation (a)                         --         7,629,688
                                                              ---------------- ----------------
                                                                  203,438,640       203,405,984
                                                              ---------------- ----------------


(a) The issuance of these common shares were approved by the Board of Directors; however, the shares are not considered to be "issued and outstanding" until they have been formally issued by our transfer agent. These shares are detailed below under the caption "Common Shares to be issued for 2011. These shares were issued on May 1, 2012 (note
         12).



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

Common Shares to be Issued for 2011

The following share transactions were approved by the Board of Directors, but were not formally issued by our transfer agent until May 1, 2012 (note 12).

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

ecoTECH Energy Group Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)



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

Effective October 2011, the Company approved the issuance of 5,300,000 common shares as compensation for services to 9 individuals. The Company has recorded stock compensation expense of $2,399,000 reflecting share values of $0.39, $0.50 and $0.51 per share

Effective October 2011, the Company approved the issuance of 79,688 common shares as additional commissions to 10 individuals. The Company has recorded stock compensation expense of $40,641, reflecting share values of $0.51 per share.

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

Common Shares Issued During 2012

The following share transactions were approved by the Board of Directors, but were not formally issued by our transfer agent until May 1, 2012 (note 12).

In February 2012, the Company raised $1,006 through the sale of 3,211 common shares for cash at $0.31 per share, less commission of $151.

In March 2012, the Company raised $7,276 through the sale of 29,445 common shares for cash at $0.25 per share, less commissions of $1,091.

ecoTECH Energy Group Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)


9 - FOREIGN CURRENCY TRANSLATION


                                                           From November
                                                             28, 2007         Three Months        Three Months
                                                          (Inception) to          Ended               Ended
                                                          March 31, 2012     March 31, 2012       March 31, 2011

Cumulative foreign currency translation adjustment
    Unrealized losses upon translation                     $  (115,699)        $  (70,910)    $     (56,586)


The exchange rates used to translate amounts in Canadian dollars ("CAD") into United States dollar equivalents ("USD") for the purposes of preparing these financial statements were as follows:



                                                                         March 31, 2012  December 31, 2011

Fixed assets - historical rates                                        0.9707 to 0.9989    0.9707 to 0.9989

Other assets and liabilities - period end rate                                   1.0027              0.9804

Shareholder deficit - historical rates                                 0.8986 to 1.0126    0.8986 to 1.0104

                                                                       Three months ended   Three months ended
                                                                         March 31, 2012       March 31, 2011

Costs, and expenses - average, specific or historical rates             0.9946 to 0.9974    0.9946 to 1.0136



NOTE 10 - RELATED-PARTY TRANSACTIONS

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

ecoTECH Energy Group Inc.
(A Development-Stage Company)
Notes to Consolidated Financial Statements
March 31, 2012
(Unaudited)



11 - SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION


                                                                From November
                                                                  28, 2007         Three Months       Three Months
                                                               (Inception) to          Ended             Ended
                                                               March 31, 2011      March 31, 2012    March 31, 2011

Cash Payments:
    Cash paid for interest                                     $       21,280          $      --          $     --
    Cash paid for income taxes                                             --                 --                --


Non-cash investing and financing activities:
    Fair value of beneficial of conversion
      feature of convertible debentures                        $      544,307           $     --          $     --
    Conversion of debentures into common stock                      1,116,391                 --                --
    Premium on flow-through shares                                     36,306                 --                --
    Shares issued to extinguish debt                                   99,138                 --                --
    Accounts payable settled through the issuance of stock             34,877                 --             5,036
    Vendor financing -  mortgage to acquire land                      205,380                 --           205,380


NOTE 12 - SUBSEQUENT EVENTS

In April 2012, the Company borrowed $5,000 in United States dollars and $15,000 in Canadian dollars from a related party to fund certain corporate expenses. The demand loan is non-interest bearing.

On May 1, 2012, the Company's transfer agent formally issued the 7,948,041 common shares previously approved by the Board of Directors (note 8). Accordingly as at May 1, 2012, the Company has 203,438,640 common shares fully issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS



The following information and discussion should be read in conjunction with such consolidated financial statements and notes thereto. Additionally, this Management's Discussion and Analysis of Financial Condition and Results of Operation contains certain statements that are not strictly historical and are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 and involve a high degree of risk and uncertainty. Actual results may differ materially from those projected in the forward-looking statements due to other risks and uncertainties that exist in the Company's operations, development efforts and business environment, the other risks and uncertainties described in the section entitled "Cautionary Note Regarding Forward-Looking Statements" at the front of this Quarterly Report on Form 10-Q, and our "Risk Factors" section herein. All forward looking statements included herein are based on information available to the Company as of the date hereof, and the Company assumes no obligation to update any such forward-looking statement.

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

CURRENT PROJECTS

We are in different stages of project development primarily located in the U.S. and Canada. The Company is investigating other international opportunities; however, there have been no such activities to date.

McBride, British Columbia -- Aquaponics:

A combined self-contained $92 million Aquaponic Project, in addition to our power plant and power-line projects as noted below. We have also developed a stand-alone Aquaponics project which combines a self-contained 5 megawatts per hour biomass power plant, together with a fresh fish farming (aqua-culture) and a greenhouse vegetables facility hydroponics) using 100% organic processes.

The Company has entered into a 5 year supply purchase contract from one of Canada's largest supermarket chains, to purchase a minimum $12 million of organic fish and vegetables per year. The facility is designed to be able to produce revenues of approximately $55 million per year under full commercial operations.

Land has already been purchased by the Company, near the town of McBride, which has the appropriate zoning and for which we have obtained the necessary water permits. The Company has contracted out the preliminary site clearing and, subject to receiving project financing, is in the position to commence construction in the summer of 2012; with commercial operations projected for 2013.

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

In February 2012, the BC Utilities Commission authorized a 7.07% interim rate increase to BC Hydro, rather than the BC Government's suggested rate of 3.91%. With the rate review completed, management believes that BC Hydro will be able to move forward and issue the EPA in the near future.

The Company intends to purchase additional land in the McBride area for the power plant with right of ways to be established for the power lines, if and when the EPA has been finalized and given the availability of funds.

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

Other Projects in Development

The Company is investigating several other projects, including a 24 megawatts per hour bio-mass power plant project for an operating gold mine in Fiji, a smaller Aquaponics project in the lower mainland of British Columbia, and a hybrid power/torrefaction facility for fiber export to Asia from Whitehall, Montana.

ecoTECH has been accepted as a registered supplier to the US Department of Defense. The Company, under a Current Request for Proposal, has entered into the bidding for the Fort Bliss - Net Zero Project.

We are pleased to advise that Lockheed Martin's M2 division has offered to be our Engineering Procurement and Construction (EPC) contractor on US projects, both for power and military base projects.

Results of Operations and Development Expenditures

ecoTECH is a development-stage Company as we have had no revenues or sales from November 28, 2007 ("Inception") through March 31, 2012. The Company does not anticipate recognizing sales or revenues from its activities in the next six to nine months.

General and administrative expenditures decreased to $199,413 from $428,586 for the three months ended March 31, 2012 and 2011, respectively. The $229,173 decrease is primarily due to lower operating expenditures reflecting our limited capital resources, combined with reductions in certain rent obligations for the three month's ended March 31, 2012.

Research and development expenditures increased to $63,318 from $12,516 for the three months ended March 31, 2012 and 2011, respectively. The $50,802 increase reflects a higher allocation of costs pertaining to projects under development.

Interest expense increased to $13,766 from $9,431 for the three months ended March 31, 2012 and 2011 respectively, due to the mortgage applicable to the property purchased in March 2011.

The Company did not sell any flow-through shares in the first quarter of 2012. Accordingly the income tax benefit was $0 compared with $11,582 for the three months ended March 31, 2012 and 2011 respectively.

We do not anticipate having to pay income taxes in the upcoming years due to our accumulated net operating loss carry forwards for tax purposes of 2,666,609 as of December 31, 2011.

During the three months ended March 31, 2012, the Company recognized a net loss of $276,497 compared to $438,951 during the three months ended March 31, 2011. The decrease of $162,454 was a result of the $229,173 decrease in general and administrative expense offset partially by a $50,802 increase in research and development, a $4,335 increase in interest expense and a decrease in tax benefit of $11,582.



Capital and Liquidity

The following table provides selected financial data as of March 31, 2012:

                                                              March 31, 2012

Cash and cash equivalents                                       $          721
Total current assets                                                     3,852
Total assets                                                           330,604
Total liabilities                                                    4,002,050
Stockholders' deficit                                               (3,671,446)


During the three months ended March 31, 2012, the Company received $8,282 in net cash from the sale of its common stock. These proceeds are being used for operating and general and administrative expenses to sustain the Company through its development stage until it establishes profitable operations or receives cash from the issuance of additional common stock.

Net cash used in operating activities for the period from Inception to March 31, 2012, was $1,871,160, consisting primarily of our net losses of $36,433,618 offset by non-cash expenses of $28,181,593 of stock compensation expense, $221,757 in depreciation, $541,131 for accretion of beneficial conversion feature, $700,535 of loss on extinguishment of convertible debt, financing costs of $1,389,908, an increase in accounts payable of $1,157,689 and an increase in accrued liabilities of $2,337,849.

Net cash used in operating activities decreased to $21,379 from $29,778 for the three months ended March 31, 2012 and 2011 respectively. The decrease is primarily due to the reduced operating activities as noted above.

Net cash used in investing activities for the period from Inception to March 31, 2012, was $382,810, which consisted of purchases of property, plant and equipment, less $8,510 cash received in consolidation. In March 2011, ecoTECH

Canada acquired land located in McBride, British Columbia. The purchase price was $256,725, of which approximately 20 percent was paid in a cash use of $51,345, and the balance by a non-cash vendor financed mortgage for a term of 2 years at an interest rate of 8%.

Net cash provided by financing activities for the period from Inception to March 31, 2012, was $2,233,790 which consisted of $214,049 in proceeds from notes and loans payable (net of repayments) from related parties; $685,020 in proceeds from the sale of common stock; $222,286 in proceeds from the sale of flow-through shares; $1,137,581 in proceeds from the sale of convertible debentures, less $24,071 in payments on convertible debentures; and $1,075 in principal payments on the mortgage.

We had minimal cash on hand of $721 and $1,134 at March 31, 2012 and December 31, 2011, respectively.

To the extent we are unable to meet our operating expenses, we may borrow funds from our current management or other related parties. The Company has borrowed $12,667 (net of repayments) during the three months ended March 31, 2012 and repaid $9,345 during the three months ended March 31, 2011. The Company continues to seek new capital from private individuals or institutional investment equity and/or debt funds for operating purposes. Future project revenues and/or sales, if any, which exceed operating expenses and debt repayments, will be used to pay outstanding liabilities and expand operations.

We are continually attempting to raise debt and equity financing applicable for our developing projects.

Since we have no liquidity and have suffered losses, we depend to a great degree on the ability to attract external financing in order to conduct our business activities and to ensure that we have sufficient cash on hand to expand our operations. These factors raise substantial doubt about our ability to continue as a going concern.

Additional information with respect to our ability to continue as a going concern is disclosed in Item 1, Note 3 of the Consolidated Financial Statements, and with respect to commitments and contingencies is disclosed in Item 1, Note 7 of the Consolidated Financial Statements, included in this Form 10-Q.

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

Share-Based Payments

The Company accounts for stock issued to employees and directors under ASC 718 "Compensation - Stock Compensation." Under ASC 718, stock-based compensation cost to employees is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite vesting period. No stock options are currently outstanding.

The Company measures compensation expense for its non-employee stock-based compensation under ASC 505 "Equity." The fair value of the option issued or committed to be issued is used to measure the transaction. The fair value is measured at the value of the Company's common stock on the date that the commitment for performance by the counterparty has been reached or the counterparty's performance is complete or the award is fully vested. The fair value of the equity instrument is charged directly to stock-based compensation expense and credited to common stock and additional paid-in-capital.

Prior to November 12, 2010, there was no public market for ecoTECH Canada's common stock, and accordingly, the amount of the compensatory charge was based on prevailing sales price of the stock since Inception under which the determination of stock-based compensation was inherently highly uncertain and subjective, and involved the application of discounts deemed appropriate to reflect the lack of marketability of the Company's securities - which have not been considered in the basis for calculation. If the Company had made different assumptions, its stock-based compensation expense and relative net loss could have been significantly different.

Research and Development Costs

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

Foreign Currency Translations

The Company uses the Canadian dollar as its functional currency of its operating subsidiary ecoTECH Canada. Unless otherwise noted, for the purpose of this report, the financial statements of the ecoTECH Canada have been translated into United States dollars in accordance with ASC 830, "Foreign Currency Matters," using historical rates for fixed assets and year-end exchange rates in effect on the balance sheet dates for all other assets and liabilities, average, specific or historical exchange rates as applicable in effect for the period for revenues, costs, and expenses, and historical exchange rates for shareholder equity (deficit).

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

ITEM 4. CONTROLS AND PROCEEDURES


Management's Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures in ensuring that the information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, including ensuring that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure. Based on such evaluation, our principal executive and financial officers have concluded that such disclosure controls and procedures were not effective as of March 31, 2012 (the end of the period covered by this Quarterly Report on Form 10-Q).

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

Management conducted an assessment of the effectiveness of the Company's internal control over financial reporting as of March 31, 2012 including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring, based on the framework in Internal Control - Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). As of March 31, 2012, management has determined that the Company's internal control over financial reporting as of March 31, 2012 was not effective, as more fully described below. This was due to the size of the deficiencies that existed in the design or operation of our internal control over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses. The matters involving internal controls and procedures that the Company's management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of formal review process for our financial information and related disclosures; (2) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; (3) inadequate segregation of duties consistent with control objectives; and (4) lack of policies and procedures relating to issuances of our common stock. The aforementioned material weaknesses were identified by the Company's Chief Financial Officer in connection with the review of our financial statements as of March 31, 2012 and communicated the matters to our management. Management believes that the material weaknesses set forth above did not affect the Company's financial results.

Management believes that preparing and implementing sufficient written policies and checklists will remedy the following material weaknesses (i) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (ii) ineffective controls over period end financial close and reporting processes. Further, management believes that the hiring of additional personnel who have the technical expertise and knowledge will result in proper segregation of duties and provide more checks and balances within the department. Additional personnel will also provide the cross training needed to support the Company if personnel turn over issues within the department occur. This coupled with the appointment of additional outside directors will greatly decrease any control and procedure issues the Company may encounter in the future.

As is the case with many companies of similar size, we currently lack a segregation of duties in the accounting department. Until our operations expand and additional cash flow is generated from operations, a complete segregation of duties within our accounting function will not be possible.

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

Changes in Internal Control Over Financial Reporting

During the three months ended March 31, 2012, there were no significant changes in our internal controls over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, or in other factors that could significantly affect these controls subsequent to the evaluation date.

PART II OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

Management is of the opinion, based upon information presently available, that it is unlikely that any liability, to the extent not provided for, would be material in relation to the Company's consolidated financial position


ITEM 1A. RISK FACTORS

Not Applicable to Small Reporting Companies.


ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

In February 2012, the Company raised $1,006 through the sale of 3,211 common shares for cash at $0.31 per share, less commission of $151 to individuals and entities known to the Company.

In March 2012, the Company raised $7,276 through the sale of 29,445 common shares for cash at $0.25 per share, less commissions of $1,091 to individuals and entities known to the Company.

The Company has used the funds from sale of its securities to support its ongoing operations.

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


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None


ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.


ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

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



                                            ecoTECH Energy Group Inc.



Date: May 15, 2012                          By:  /s/ C. Victor Hall
                                                 --------------------------
                                                 C. Victor Hall
                                                 Chairman and
                                                 Chief Executive Officer
                                                 (principal executive officer)



Date: May 15, 2012                          By:  /s/ Rolf A. Eugster
                                                 ----------------------
                                                 Rolf A. Eugster
                                                 Chief Financial Officer
                                                 (principal accounting officer)