Form 10-K/A
period 2011-12-31
ecoTECH Energy Group Inc.
filed 2012-08-27
CIK 1381341

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A


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

Documents incorporated by reference:  None

                                EXPLANATORY NOTE


ecoTECH Energty Group, Inc. (the "Company") is filing this Amendment to its Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange commission on April 17, 2012, for the sole purpose of amending the disclosures in Part IV, Item 15 Exhibits of this filing.

This amendment does not reflect events occurring after the original filing, except as noted above. Except for the foregoing amended information, this Form 10-K/A continues to speak as of the date of the original filing, and the Company has not otherwise updated disclosures contained therein or herein to reflect events that occurred at a later date.


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


The following is a complete list of exhibits filed as part of this Form 10K. Exhibit number corresponds to the numbers in the Exhibit table of Item 601 of Regulation S-K.

2.1 Business Combination Agreement dated as of November 12, 2010 by and among Sea 2 Sky Corporation, ecoTECH Energy Group (Canada) Inc. and 7697112 Canada Corp., attached as an exhibit to our Current Report on Form 8-K filed with the SEC on November 12, 2010 and incorporated by reference herein.

3.1 Articles of ecoTECH Energy Group (Canada) Inc., attached as an exhibit to our Current Report on Form 8-K filed with the SEC on November 12, 2010 and incorporated by reference herein.

3.2 Bylaws of ecoTECH Energy Group (Canada) Inc., attached as an exhibit to our Current Report on Form 8-K filed with the SEC on November 12, 2010 and incorporated by reference herein.

3.3 Articles of Amalgamation attached as an exhibit to our Current Report on Form 8-K filed with the SEC on November 12, 2010 and incorporated by reference herein.

10.1 Lease dated February 29, 2008, attached as an exhibit to our Current Report on Form 8-K filed with the SEC on November 12, 2010 and incorporated by reference herein.

10.2 Buy/Sell  Supply  Agreement  dated  May 7, 2010   between  ecoTECH   and
Putersultants, attached as an exhibit to our Current Report on Form 8-K filed with the SEC on November 12, 2010 and incorporated by reference herein.

10.3 Equipment Purchase Agreement dated December 7, 2011 between ecoTECH and Overwaitea, attached as an exhibit to our Current Report on Form 8-K filed with the SEC on January 3, 2012 and incorporated by reference herein.

22.1 Subsidiaries, previously filed on Form 10-K for year ended December 31, 2011 filed April 17, 2012


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



Date: August 22, 2012



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

Signatures                      Title                           Date
--------------------------------------------------------------------------------

/s/ C. Victor Hall      Chief Executive Officer and Director    August 22, 2012
--------------------    (principal executive officer)
C. Victor Hall

/s/ Rolf A. Eugster     Chief Financial Officer and Director    August 22, 2012
--------------------    (principal financial and accounting
Rolf A. Eugster         officer)

/s/ Anne Sanders        Executive Vice President and Director   August 22, 2012
--------------------
Anne Sanders